Form 10-Q
period 2010-12-31
DigiPath,Inc.
filed 2011-01-26
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54239

DigiPath, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1328 West Balboa Boulevard Suite C, Newport Beach, CA 92661
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ý☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2011
Common Stock, $.001 par value	5,000,000

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
DIGIPATH, INC.
CONDENSED BALANCE SHEETS

December 31,
2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$4,085

TOTAL ASSETS	$4,085

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	12,924
TOTAL CURRENT LIABILITIES	$12,924

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding at December 31, 2010	5,000
Additional paid in capital	-
Accumulated deficit	(13,839)
TOTAL STOCKHOLDERS’ DEFICIT	(8,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,085

The accompanying notes are an integral part of these condensed financial statements.

 DIGIPATH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended (Inception) December 31,
2010
REVENUES	$-
COST OF SALES	-
GROSS PROFIT	-
OPERATING EXPENSES:
General and administrative expenses	13,839
LOSS FROM OPERATIONS	(13,839)
Interest expense	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(13,839)
Provision for income taxes	-

NET LOSS	$(13,839)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended (Inception) December 31,
2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,839)

Adjustments to reconcile net loss to cash flows from operating activities:
Common stock issued for services	5,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,924
Net cash provided by operating activities	4,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-
NET DECREASE IN CASH	4,085
CASH, Beginning of period	-
CASH, End of period	$4,085
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of DigiPath, Inc. (“DigiPath, Inc.,” the “Company,” “we,” “our” or “us”), contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at December 31, 2010 and the results of operations and cash flows for the three months ended December 31, 2010.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading.

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2011.

Organization and Business — DigiPath was incorporated in Nevada on October 5, 2010.  The Company is in the development stage as defined in Accounting Standards Codification 915 Development Stage Entity (ASC 915).

DigiPath focuses on the business of providing advisory services for clients involved within healthcare.  Services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial.  Clients include Manufacturer (hardware and software), Distribution & Service Firms (USA, Canada, Europe, Middle East, Asia, Latin America), Laboratories (reference, hospital owned, independent), Private Pathology Practices (associated with hospitals), and Centers of Excellence (USA, Canada, Europe, Middle East, Asia, Latin America).

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2010, the Company had a net loss of $13,839. At December 31, 2010, the Company had working capital of ($8,839) and stockholders’ deficit of $8,839. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Those estimates and assumptions include estimates for accruals for potential liabilities.

Income Taxes - The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. During the fiscal quarter ended December 31, 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2010, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarter ended December 31, 2010, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2010, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less as of December 31, 2010.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company had no such assets or liabilities recorded to be valued on the basis above at December 31, 2010.

Revenue Recognition – The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue in accordance with ASC  605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the fiscal quarters ended December 31, 2010.

Net Loss Per Share - Basic earnings (loss) per share (EPS) is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is computed by dividing the income (loss) applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended December 31, 2010, the Company's comprehensive loss was the same as its net loss.

Stock Compensation for Services Rendered - The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and ASC 505-50, Equity, Equity-Based Payments to Non-employees (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Recently Issued Accounting Pronouncements - In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding as of December 31, 2010. In October 2010, the Company issued 5,000,000 shares of its common stock to Mr. Stoppenhagen, the Company’s President, for services performed.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from December 31, 2010, the date of these financial statements, through January 26, 2011, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of ASC 855, Subsequent Events there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 26, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2010 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Business History and Background

DigiPath, a Nevada corporation, was incorporated on October 5, 2010 in Nevada.  The Company is in the development stage as defined in ASC 915.

DigiPath focuses on the business of providing advisory services for clients involved within healthcare.  Services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial.  Clients include Manufacturer (hardware and software), Distribution & Service Firms (USA, Canada, Europe, Middle East, Asia, Latin America), Laboratories (reference, hospital owned, independent), Private Pathology Practices (associated with hospitals), and Centers of Excellence (USA, Canada, Europe, Middle East, Asia, Latin America).

DigiPath is your Healthcare Technology advisors to improve the care of your patients.  For over cumulative 60 years, the DigiPath’s team has focused on adoption of digital pathology within the healthcare community.

The DigiPath team provides advisory services to ensure your digital pathology solutions provide 1) improved patient care; 2) exceed your return on investment goals; 3) minimize any operational inefficiency; and 4) provide a means for your firm to stay competitive.

In all DigiPath advisory services, DigiPath uses a proprietary methodology services platform, 6D Focus Methodology.  DigiPath can provide services for all steps, or teach the stakeholders team on how to implement each step.  DigiPath tailors advisory services to your individual firms’ expertise.

DigiPath advisors use industry standards, best practices, and reputable products to provide a platform that supports your specified stakeholder needs.  The 6D Focus Methodology ensures that our client’s needs are met for today and tomorrow.

DigiPath provides the expertise in accelerating the adoption of digital pathology.  DigiPath provides advisory services to the many digital pathology stakeholders.  With this adoption, patients care will greatly improve.  DigiPath provides advisory service for all the stakeholders including;

•	Manufacturer (hardware and software)
•	Distribution & Service Firms (USA, Canada, Europe, Middle East, Asia, Latin America)
•	Laboratories (reference, hospital owned, independent)
•	Private Pathology Practices (associated with hospitals)
•	Centers of Excellence (USA, Canada, Europe, Middle East, Asia, Latin America)

DigiPath’s advisory services are about collaboration with our stakeholders.  Consulting is about collaboration. Bringing together the client’s functional expertise and DigiPath’s process expertise is the secret of assuring a return on investment from DigiPath advisory services.  DigiPath offers advisory services throughout the workflow for the difference stakeholders, including marketing, product development, outreach & sales, operations, customer service, regulatory, and financial services.

The Marketing services include:
•	Domestic & International market review
•	Competitive analysis
•	Pricing analysis
•	Packaging analysis
•	Strategic partners evaluations

The Product Development services include:
•	Market research documentation
•	Product research documentation
•	Technical research documentation
•	Quality assurance process & policy
•	Quality & ISO compliance

The Outreach & Sales services include:
•	CRM planning & Prospect identification
•	Distribution partner evaluation
•	Staffing & commission assistance
•	Sales process training
•	Sales operational planning

The Operation services include:
•	Workflow review, analysis, & recommendations
•	Change management coaching
•	Information technology integration
•	SOP documentation & training support

The Customer Service services include:
•	Institution of strategy for managing your company’s interaction with customers, clients and sales prospects through organization, automation and synchronization of your business processes.

Workflow review:
•	Change management coaching
•	Information technology integration
•	SOP documentation
•	Quality process assistance

Financial services include:
•	Capitalization assistance
•	Asset & Account Receivables financing finance
•	Return on Investment analysis
•	Strategic partnering, merger, and acquisition planning & execution
•	Billing & Collections process & appeals
•	Vendor selection, management, & negotiation

Plan of Operations

In all DigiPath advisory services, DigiPath uses a proprietary methodology services platform, 6D Focus Methodology.  DigiPath can provide services for all steps, or teach the stakeholders team on how to implement each step.  DigiPath tailors advisory services to your individual firms’ needs and expertise.

DigiPath advisors use industry standards, best practices, and reputable products to provide a platform that supports your specified stakeholder needs.  The 6D Focus Methodology ensures that our client’s needs are met for today and tomorrow.

Step 1 Discover
The DigiPath in-depth data-gathering process gives us a “behind the scenes” look at the digital pathology market, the individual stakeholder’s business, and combined impacts for patients, market, and the stakeholder’s business.

Step 2 Diagnose
Based on step 1, the DigiPath team provides a diagnoses how specific stakeholder problems, processes, shortfalls, quality, and/or competitive concerns.  Step 2 includes the recommendations on DigiPath advisory service areas which can deliver the stakeholder’s benefits.

Step 3 Design
DigiPath team designs solutions to overcome issues identified in step 1 and 2.  Solutions can be based on the specific advisory service areas; marketing, product development, outreach & sales, operations, customer service, regulatory, or financial.

Step 4 Deliver
If the stakeholder chooses, DigiPath can assist with delivering solutions for the Step 3 design.  The advisory services delivery may include strategic planning, design, procurement, consulting, project management, implementation, testing, training, and documentation.

Step 5 Defect
Once a recommendation is delivered, a defect review and improvement plan is critical for the recommendation’s success.  DigiPath can provide a platform for defect review and continued quality assurance.

Step 6 Distribute
As a solution distributes within your organization, a proactive approach to maintenance and support ensures the return on investment is provided to your firm’s goals.  DigiPath can provide continued evaluation and advisory services to ensure the return on investment goals are met.

Target Clients

DigiPath provides the expertise in accelerating the adoption of digital pathology.  DigiPath provides advisory services to the many digital pathology stakeholders.  With this adoption, patients care will greatly improve.  DigiPath provides advisory service for all the stakeholders including;

•	Manufacturer (hardware and software)
•	Distribution & Service Firms (USA, Canada, Europe, Middle East, Asia, Latin America)
•	Laboratories (reference, hospital owned, independent)
•	Private Pathology Practices (associated with hospitals)
•	Centers of Excellence (USA, Canada, Europe, Middle East, Asia, Latin America)

There are over 250 potential clients.  Manufacturer (hardware and software) clients may include 3D Histech, MikroScan, Medica, CRI, Aperio, Hamamatsu, Aurora Interactive, iPath,  Leica, and SlidePath.

Distribution & Service Firms include Cassling, Olympus USA, Nikon Instruments, Zeiss Instruments, CRI, and other international based firms.  Laboratories include LabCorp, Quest, BioReference, UniPath, ProPath, and Caris.  Private Pathology Practices include over 400 small business entities throughout the USA.  Centers of Excellence include University of Nebraska, Creighton University, University of Kansas, MD Anderson Cancer Center, John Hopkins, and University of Iowa.

Competitive Conditions

Competition does not exist in a traditional manner.  DigiPath will be providing value added advisory services to benefit the different stakeholders in digital pathology.  Some firms which we identified as clients may provided competitive services.

Industry

PubMed has over 150 documented articles about how digital pathology provides improved patient care.  These improvement areas include faster diagnosis time, more accurate diagnosis, more reproducible diagnosis, and probable lower medical costs.  The improvement areas are a result of digital pathology means to provide faster turnaround time, faster access to sub-specialist, fast access to 2nd opinion, and more cost effective medical diagnosis’s.

The Digital Pathology Association defines digital pathology as; Digital pathology is a dynamic, image-based environment that enables the acquisition, management and interpretation of pathology information generated from a digitized glass slide.  Digital pathology is rapidly gaining momentum as a proven and essential technology that is helping to reduce laboratory expenses, improve operational efficiency, enhance productivity, and improve treatment decisions and patient care. It is used worldwide in drug development, reference lab, hospital, and academic medical center settings. Applications include education, research, image analysis, archival and retrieval, LIS/LIMS integration, secondary consultations, and virtual slide sharing.”

Laboratory Economics issued a report entitled Adoption Trends in Digital Pathology (Volume 5, No. 6, June 2010).  The report stated;

"Nearly everyone agrees that digital imaging will play a big role in pathology in the future. Academic medical centers, commercial labs and large independent pathology labs are rapidly installing digital pathology systems. But its use in reimbursable clinical diagnostics is currently limited. Twenty-two percent of pathology groups and labs currently have a digital imaging system in place, according to Laboratory Economics Digital Pathology Trends Survey conducted in June 2010. Ten-percent  plan to add a system within 12 months and another 10% within the next 12-to-24 months.

Today, education and training is the most common use for labs using digital pathology. The biggest barrier to more clinical use is the cost of scanning digital slides, which don’t eliminate the need to first prepare glass slides. Among surveyed labs using digital pathology, 72% are using it for education and/or training, according to Lab Economics’ Digital Pathology Trends Survey. Sixty-three percent use it for second opinions and/or consultations, and 62% for quantitative immunohistochemistry for HER2 scoring. In terms of market share, 44% of digital pathology users have an Aperio system; BioImagene has a 16% share; Ventana, 9%; and Olympus, 8%. Other vendors have a combined 23% share, including Nikon, Leica Microsystems and Dmetrix.

More than half of surveyed labs without digital pathology cited "too expensive" as a barrier to adoption. Another 36% said traditional pathology/microscope works fine and 23% had LIS integration concerns. Only 15% said digital pathology systems were too slow and only 3% had concerns about image resolution."

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the growth of revenues.

We presently have no employees apart from our management. Currently, we utilize consultants to gather new business leads.  We expect to grow the number of our employees as we bring on new clients and there is stability in our revenues.

Trade Names, Trademarks and Service Marks

We may, as circumstances require, develop and implement DigiPath trademarks and/or service marks which will enhance a customer's ability to identify the Company, as well as the products and services to be offered by the Company.

Currently, we have developed and implemented our DigiPath trademarks and/or service marks, and have not filed an application to register the DigiPath any trademarks. Furthermore, we are unaware of names similar to the trade names to be used by us which are used by other persons.

Our overall policy will be to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks. There can be no assurance that if and when we develop and implement our trademarks and/or service marks, that such trademarks and/or service marks will afford protection against competitors with similar products and services. There can also be no assurance that our trademarks and/or service marks will not be infringed upon or designed around by others, or that we can adequately prosecute or defend any infringements.

Results of Operation

For the three months ended December 31, 2010, the Company had no revenues from continuing operations. It is likely the Company will have revenues in the quarter ending December 31, 2011.

For the three months ended December 31, 2010, the Company had a net loss of $13,839. For the three months ended December 31, 2010, the Company incurred $13,839 of operating expenses, comprised of (a) travel expenses of $7,413, (b) professional fees of $5,000, and (c) licensing fees of $860.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $4,985, comprising exclusively of cash. The Company's current liabilities as of December 31, 2010 were $12,924 comprising of accounts payable and accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2010:

Three months ended December 31,

2010
Operating Activities	$4,085
Investing Activities	-
Financing Activities	-
Net Effect on Cash	$4,085

The Company currently has nominal assets and currently no revenues. To the extent the Company does not earn revenues, the Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of. In addition, the Company would be dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements for the quarter ended December 31, 2010 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Condensed Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Recently Issued Accounting Pronouncements - In January, 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosure about Fair Value Measurements.” This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after November 15, 2010 (the Company’s fiscal year 2012). We do not anticipate the adoption of the new guidance to have any effect on our financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

We are a development stage company and expect to have losses until operations begin.

We are a development stage company.  Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects.  Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We commenced operations on October 5, 2010 as such we have no historical operating history. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations.  We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the Digital Pathology consulting and finding customers for such technology.  There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.There is currently no trading market for our common stock.5,000,000 of the 5,000,000 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale

We have no revenue and cannot assure that we will have revenue or profits in the future.

We have not and currently are not generating any revenue while in our development stage. We are incurring operating losses and cannot assure the investors that we will generate revenue or be profitable in the future.  Continued losses could cause us to limit our operations in order to preserve working capital.

Substantially all of our business activities will be overseas and we will be subject to all of the risks of international operations.

We expect that substantially all of our operations will involve performing distribution and selling services and products related to and licenses for this technology to buyers in other international markets. Thus, substantially all of our business operations will be subject to the risks of international operations.  Our business, financial condition, and results of operations could be materially adversely affected by changes or uncertainties in the political or economic climates, laws, regulations, tariffs, duties, import quotas, or other trade, intellectual property or tax policies in other foreign countries.  We will also be subject to adverse exchange rate fluctuations among other currencies and the U.S. dollar since we anticipate that any revenue generated as well as and costs and expenses for our operations overseas will be denominated in foreign currency.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome.

We may experience difficulties in the future in complying with Section 404 of the Sarbanes-Oxley Act.

As a public company, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002.  In this regard, we will be required to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act for each fiscal year ending on or after December 31, 2010.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

We may need additional financing.

Our cash requirements may vary materially from those now planned depending on numerous factors, including our ability to obtain the Digital Pathology consulting, finding customers to use such technology and competition. If are not able to attract and retain customers, we may not have sufficient funds to institute our business plan.  We therefore would need to raise additional funds to finance our capital requirements through new financings to achieve the level of operations we anticipate.  Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our development of the Digital Pathology consulting and/or otherwise materially reduce our operations.  Any inability to raise adequate funds could have a material adverse effect on our business, results of operation and financial condition.

We will require additional funding to pursue our business plan.

We may need additional funding to build out our sales and marketing consulting force.  Based upon our proposed business strategy, we may require additional funding in the future.  If we cannot obtain capital through financings or otherwise, our ability to execute our exploration plans and achieve our business objectives may be greatly limited.  We have had limited operations to date and the formation and planning of the business have been conducted by our officer and director.  Our future cash flows and the availability of financing will be subject to a number of variables, including changes in the financial markets and potential competitive actions by larger and better capitalized companies.

Our success will, to a large extent, depend on and experience of our officers and directors.

Our officers and directors will be responsible for the management and control of the Company.  Our success will, to a large extent, depend on the quality of the management provided by Eric Stoppenhagen, our CEO.  Although our officers and directors believe that they have the ability to manage the Company, they can give no assurance that their efforts will result in success.  Stockholders have no right or power to take part in the management of the Company.  Accordingly, no person should purchase any of the Shares offered hereby unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

We may have difficulty managing growth in our business.

Assuming we are successful in commencing revenue generating activities, because of our small size and the relatively large scale of operations required for our business to yield revenue, growth in accordance with our business plan, if achieved, will place a significant strain on our financial, technical, operational and management resources. As we expand our activities, there will be additional demands on these resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including issues relating to our consulting and distribution efforts related to digital pathology and retention of experienced sales consultants, scientists, and managers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.  If we are unable to implement these actions in a timely manner, our results may be adversely affected.

If we borrow money to expand our business, we will face the risks of leverage.

We anticipate that we may in the future incur debt for financing our growth.  Our ability to borrow funds will depend upon a number of factors, including the condition of the financial markets.  The risk of loss in such circumstances is increased because we would be obligated to meet fixed payment obligations on specified dates regardless of our revenue.  If we do not meet our debt service payments when due, we may sustain the loss of our equity investment in any of our assets securing such debt upon the foreclosure on such debt by a secured lender.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:
•	announcements concerning our strategy;
•	litigation; and
•	general market conditions.

Our common stock is considered a “penny stock,” any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability.

We currently are not on an exchange.  We plan to list on the OTC Bulletin Board. To the extent we are successful, our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and it trades for less than $5.00 per share.  The OTCBB is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock will be subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

Risks Related to the Industry and Our Operations

Our business venture into the digital pathology business is subject to a high risk of failure.

Our business venture into the Digital Pathology consulting is at a very early stage and is subject to a high risk of failure. In order to establish commercial viability, we will have to acquire a large customer base.  There can be no assurances that we will be able to do so.

We are uncertain of our ability to protect the information.

We rely on trade secrets, know-how and continuing knowledge to achieve and thereafter maintain a competitive advantage with respect to the Digital Pathology consulting.  Although we have entered into and we intend to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.  Moreover, no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Our failure to develop our limited marketing capabilities would have a material adverse effect on our business.

We have limited marketing capabilities and resources to expend on marketing the Digital Pathology consulting.  In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our Digital Pathology consulting and products.  Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to encourage customers to adopt Digital Pathology.  No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would have a material adverse effect on our business, operating results and financial condition.

We are dependent on key personnel, the loss of whose services could materially adversely impact our business and prospects.

Our success in the Digital Pathology consulting business will be largely dependent upon the efforts of the principals who are developing the Digital Pathology consulting business and the employees hired by us to assist such principals in developing such customer base.  The loss of the services of any of these individuals could have a material adverse effect on our digital pathology consulting business and prospects.  There can be no assurance that we will be able to retain the services of such individuals in the future.  Our success will be dependent upon our ability to hire and retain qualified technical, research, management, marketing and financial personnel. We will compete with other companies with greater financial and other resources for such personnel.  Although we have not to date experienced difficulty in attracting qualified personnel, there can be no assurance that it will be able to retain the personnel it hires or acquire additional qualified personnel as and when needed.

There are economic and general risks relating to business.

The success of our activities is subject to risks inherent in business generally, including demand for products and services; general economic conditions; changes in taxes and tax laws; and changes in governmental regulations and policies.

Control by key stockholders limits investors’ ability to participate in our management.

Our largest stockholder, Eric Stoppenhagen, represents approximately 100% of the voting power of our outstanding capital stock.  If the Company sells additional shares will still have only limited rights to participate in our management.

Our business plan will take a significant amount of time to implement.

The research and development related to the Digital Pathology consulting and our business plan will take a significant amount of time to implement.  Investors must be prepared to hold the Shares as a long term investment as the value of the Shares will not increase in value in the short term, if ever.

Absence of cash dividends may affect the investment value of our common stock.

The Board of Directors has not and does not anticipate paying cash dividends on the common stock of the Company for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company, as well as legal limitations on the payment of dividends out of paid-in capital.

The issuance of options may dilute the interest of stockholders.

We currently do not have a stock option or similar plan, but we may adopt a stock option and restricted stock plan in the future. If we do adopt such a plan, we may grant stock options to our officers, directors, employees and consultants.  We have not granted any warrants or options exercisable to purchase shares of our common stock. To the extent that any such stock options are issued and exercised, dilution to the interests of our stockholders may occur.  Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such outstanding options. The issuance of options may dilute the interest of stockholders.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of our common stock and 10,000,000 shares of preferred stock. The common stock and preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock or preferred stock would further dilute the percentage ownership of our Company held by public stockholders.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Indemnification of officers and directors.

The Articles of Incorporation and Bylaws of the Company contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Stockholders of the Company therefore will have only limited recourse against the individuals.

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

 Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors".

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

 Item 3. Defaults Upon Senior Securities.

None.

 Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIPATH, INC.

Date: January 26, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.