Form 10-Q
period 2011-03-31
DigiPath,Inc.
filed 2011-05-11
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011

or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Registrant’s phone number, including area code (702) 527-2060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES      NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $.001 par value	5,296,750

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
DIGIPATH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

March 31,
2010
ASSETS
CURRENT ASSETS
Cash	$237,129
TOTAL ASSETS	$237,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,405
Revolving note payable, related party	202,411
TOTAL CURRENT LIABILITIES	207,816

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 5,296,750 shares issued and outstanding at March 31, 2011	5,297
Additional paid in capital	29,378
Accumulated deficit	(5,362)
TOTAL STOCKHOLDERS’ EQUITY	29,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,129

The accompanying notes are an integral part of these condensed financial statements.

 DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	For the Period October 5, 2010 to
	March 31, 2011
REVENUES	$30,000	$30,000
COST OF SALES	-	-
GROSS PROFIT	30,000	30,000
OPERATING EXPENSES:
General and administrative expenses	19,112	32,951
INCOME/(LOSS) FROM OPERATIONS	10,888	(2,951)
Interest expense	(2,411)	(2,411)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	8,477	(5,362)
Provision for income taxes	-

NET INCOME/(LOSS)	$8,477	$(5,362)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,026,378	5,013,723

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD OCTOBER 5, 2010 (INCEPTION)

THROUGH MARCH 31, 2011

(UNAUDITED)

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at October 5, 2010	-	$-	-	$-	$-	$-	$-
Common stock issued for services on October 8, 2010	-	-	5,000,000	5,000	-	-	5,000
Common stock issued for services on January 31, 2011	-	-	10,000	10	990	-	1,000
Common stock issued for cash on March 23, 2011	-	-	286,750	287	28,388	-	28,675
Net loss	-	-	-	-	-	(5,362)	(5,362)
Balance at March 31, 2011	-	$-	5,296,750	$5,297	$29,378	$(5,362)	$29,313

The accompanying notes are an integral part of these condensed financial statements

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Period October 5, 2010 to March 31,
2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,362)
Adjustments to reconcile net loss to cash flows from operating activities:
Common stock issued for services	6,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,405
Interest Payable	2,411
Net cash provided by operating activities	8,454
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Note	200,000
Issuance of Common Stock for Cash	28,675
Net cash provided by financing activities	228,675
NET INCREASE IN CASH	237,129
CASH, Beginning of period	-
CASH, End of period	$237,129

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Organization and Business — DigiPath, Inc. (“DigiPath, Inc.,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010.  During January, 2011, the Company no longer was considered a development stage company as it began recognizing revenue for its advisory services to a handful of healthcare clients.

DigiPath focuses on the business of providing advisory services for clients involved within healthcare.  Services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial.  Clients include Manufacturer (hardware and software), Distribution & Service Firms, Laboratories (reference, hospital owned, independent), Private Pathology Practices (associated with hospitals), and Centers of Excellence.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. For the period October 5, 2010 to March 31, 2011, the Company had a net loss of $5,362. At March 31, 2011, the Company had working capital of 29,313 and stockholders’ equity of $29,313. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future or have terms agreeable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company performed a review of its material tax positions. During the fiscal quarter ended March 31, 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarter ended March 31, 2011, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of March 31, 2011, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash - Cash includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2011.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.
The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2011.

Revenue Recognition – The Company is in the development stage and has yet to realize revenues from operations. The Company will recognize revenue in accordance with ASC  605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. The Company had no operations and no revenue for the fiscal quarters ended March 31, 2011.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended March 31, 2011, the Company's comprehensive loss was the same as its net loss.

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

NOTE 3 – REVOLVING NOTE PAYABLE

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”).   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of March 31, 2011, the outstanding principal on the Revolving Note was $200,000.  As of March 31, 2011, the accrued interest on the Revolving Notes was $2,411.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,296,750 shares issued and outstanding as of March 31, 2011. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January, 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from March 31, 2011, the date of these financial statements, through May 11, 2011, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of ASC 855, Subsequent Events there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements.

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

During January, 2011, the Company no longer was considered a development stage company as it began recognizing revenue for its advisory services to a handful of healthcare clients.

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”).  Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of the date of the Revolving Note, $200,000 was deemed outstanding under the Revolving Note.
On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. The Company intends to use proceeds of the offering for working capital. The Company has no material relationship with any of the investors participating in the private placement offering other than in respect of the investment. The Company paid no commissions in connection with the closing of the private placement offering.

The Company has a long term desire to become a publicly reporting company in order to have greater access to capital, increase the Company’s valuation, and to provide future liquidity to its current and future shareholders.

(b) Business of Issuer

DigiPath currently focuses on the business of providing advisory services for clients involved within healthcare industry.  Currently, our focus is on digital pathology.  Digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Pathology is the study and diagnosis of disease.

Our current services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial.  Our target clients include manufacturer (hardware and software), distribution and service firms, laboratories (reference, hospital owned, independent), private pathology practices (associated with hospitals), and centers of excellence.

DigiPathTM is healthcare technology advisors focused on improving the care of its clients’ patients.

DigiPath advisory services uses a proprietary methodology services platform called 6D Focus Methodology.  DigiPath provides services for all steps, or teaches the stakeholders team on how to implement each step.  DigiPath tailors advisory services to individual firms’ expertise.

DigiPath advisors use industry standards, best practices, and reputable products to provide a platform that supports specified stakeholder needs.  The 6D Focus Methodology ensures that our client’s needs are met for currently and in the future.

DigiPath provides the expertise in accelerating the adoption of digital pathology within a group, organization, or system.  DigiPath provides advisory services to the many digital pathology stakeholders.

DigiPath provides advisory service to a variety of people, groups, organizations, or systems who affect or can be affected by the implementation of digital pathology.  We provide advisory services to the manufacturer of both hardware and software products related to digital pathology. We assist laboratories, private pathology practices and centers of excellence (reference, hospital owned, independent) with increasing efficiency and quality of services.

DigiPath’s advisory services focus on collaboration with our stakeholders.  Consulting is about collaboration. Bringing together the client’s functional expertise and our process expertise is the secret of assuring a return on investment from DigiPath advisory services.  We offers advisory services throughout the workflow for the difference stakeholders, including marketing, product development, outreach & sales, operations, customer service, regulatory, and financial services.

Our marketing services include a thorough domestic and international market review, competitive analysis, pricing and packaging analysis, and strategic partner’s evaluations.

Our product development services include market research documentation, product research documentation, technical research documentation, quality assurance process & policy, and quality and International Organization for Standardization (“ISO”) compliance.

We provide outreach and sales services which include customer relationship management planning, prospect identification, distribution partner evaluation, staffing and commission assistance, sales process training, and sales operational planning.

Our operation services include workflow review, analysis and recommendations, change management coaching, information technology integration, standard operating procedure documentation and training support.

Our customer service advisory services include institution of strategy for managing our clients’ interaction with customers, clients and sales prospects through organization, automation and synchronization of business processes.

Plan of Operations

DigiPath uses a proprietary methodology services platform, 6D Focus Methodology in all our advisory services.  We provide services for all steps, or teach the stakeholders team on how to implement each step.  We tailor advisory services to our clients’ needs and expertise.

We use industry standards, best practices, and reputable products to provide a platform that supports your specified stakeholder needs.  The 6D Focus Methodology ensures that our client’s needs are met for today and tomorrow.

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

Results of Operation

Three Months Ended March 31, 2011

For the three months ended March 31, 2011, the Company had $30,000 of revenues from consulting services. These revenues consisted of advisory service fees from clients.  The advisory services relate to marketing, product development, sales, outreach, and operations.  We have not noted any significant trends that would have a material impact on revenues.

For the three months ended March 31, 2011, the Company had a net income of $8,477. For the three months ended March 31, 2011, the Company incurred $19,112 of operating expenses which comprised of mainly of travel expenses.

For the period October 5, 2010 to March 31, 2011

For the period October 5, 2010 to March 31, 2011, the Company had $30,000 of revenues from consulting services.

For the period October 5, 2010 to March 31, 2011, the Company had a net loss of $5,362. For the period October 5, 2010 to March 31, 2011, the Company incurred $32,951 of operating expenses, comprised which comprised of mainly of travel expenses.

Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $237,129, comprising exclusively of cash. The Company's current liabilities as of March 31, 2011 were $207,816 comprising of accounts payable, accrued expenses, and notes payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period October 5, 2010 to March 31, 2011:

For the period October 5, 2010 to March 31,

2011
Operating Activities	$8,454
Investing Activities	-
Financing Activities	228,675
Net Effect on Cash	$237,129

The Company currently has nominal assets and revenues. To the extent the Company does not earn revenues, the Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of. In addition, the Company would be dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements for the quarter ended March 31, 2011 include a "going concern" footnote.

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

Investment in us involves a high degree of risk.  Investors may never recoup all or part of or realized any return on their investment.  Accordingly, investors may lose all of their investment and must be prepared to do so.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome.

We may need additional financing the failure of to raise such financing will have a material adverse effect on our business.

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

Authorization of 10,000,000 shares of preferred stock can adversely affect the voting power and other rights of common stock owners.

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

We are uncertain of our ability to protect our trade secrets the loss of which would negatively impact our competitive advantage.

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

Our largest stockholder, Eric Stoppenhagen, represents approximately 94% of the voting power of our outstanding capital stock.  If the Company sells additional shares will still have only limited rights to participate in our management.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. The Company intends to use proceeds of the offering for working capital. The Company has no material relationship with any of the investors participating in the private placement offering other than in respect to the investment. The Company paid no commissions in connection with the closing of the private placement offering.

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

DIGIPATH, INC.

Date: May 11, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.