Form 10-Q
period 2011-06-30
DigiPath,Inc.
filed 2011-08-15
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

YES ☒     NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [ ]    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2011
Common Stock, $.001 par value	5,426,750

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

June 30,
2010
ASSETS
CURRENT ASSETS
Cash	$237,161
Accounts receivable	18,530
TOTAL CURRENT ASSETS	255,691
Fixed assets, net of accumulated depreciation	4,816
TOTAL ASSETS	$260,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$28,586
Revolving note payable, related party	206,400
TOTAL CURRENT LIABILITIES	234,986

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.001 par value, 50,000,000 shares authorized, 5,296,750 shares issued and outstanding at June 30, 2011	5,297
Additional paid in capital	29,378
Accumulated deficit	(9,154)
TOTAL STOCKHOLDERS’ EQUITY	25,521

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,507

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	For the Period October 5, 2010 to
	June 30, 2011
REVENUES	$30,000	$60,000
COST OF SALES	—	—
GROSS PROFIT	30,000	60,000
OPERATING EXPENSES:
General and administrative expenses	29,803	62,754
INCOME/(LOSS) FROM OPERATIONS	197	(2,754)
Interest expense	(3,989)	(6,400)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,792)	(9,154)
Provision for income taxes	—

NET INCOME/(LOSS)	$(3,792)	(9,154)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,296,750	5,111,281

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD OCTOBER 5, 2010 (INCEPTION)

THROUGH JUNE 30, 2011

(UNAUDITED)

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at October 5, 2010	-	$-	-	$-	$-	$-	$-
Common stock issued for services on October 8, 2010	-	-	5,000,000	5,000	-	-	5,000
Common stock issued for services on January 31, 2011	-	-	10,000	10	990	-	1,000
Common stock issued for cash on March 23, 2011	-	-	286,750	287	28,388	-	28,675
Net loss	-	-	-	-	-	(9,154)	(9,154)
Balance at June 30, 2011	-	$-	5,296,750	$5,297	$29,378	$(9,154)	$25,521

The accompanying notes are an integral part of these condensed financial statements

The accompanying notes are an integral part of these condensed financial statements

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Period October 5, 2010 to June 30,
2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,154)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	209
Common stock issued for services	6,000
Changes in operating assets and liabilities:
Accounts receivable	(18,530)
Accounts payable and accrued expenses	28,586
Interest Payable	6,400
Net cash provided by operating activities	13,511
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital equipment purchases	(5,025)
Net cash provided by financing activities	(5,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Revolving Note	200,000
Issuance of Common Stock for Cash	28,675
Net cash provided by financing activities	228,675
NET INCREASE IN CASH	237,161
CASH, Beginning of period	—
CASH, End of period	$237,161

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

 Organization and Business — DigiPath, Inc. (“DigiPath®,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010. During January, 2011, the Company no longer was considered a development stage company as it began recognizing revenue for its advisory services to a handful of healthcare clients.

DigiPath, Inc. provides the next generation of affordable, innovative, and reliable digital pathology solutions and advisory services for clients involved within healthcare. Services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial. Clients include Manufacturer (hardware and software), Distribution & Service Firms, Laboratories (reference, hospital owned, independent), Private Pathology Practices (associated with hospitals), and Centers of Excellence.

Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. For the period October 5, 2010 to June 30, 2011, the Company had a net loss of $9,154. At June 30, 2011, the Company had working capital of $20,705 and stockholders’ equity of $25,521. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future or have terms agreeable to the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company performed a review of its material tax positions. During the fiscal quarter ended June 30, 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the fiscal quarter, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the fiscal quarter ended June 30, 2011, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2011, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash - Cash includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2011.

Fair Value of Financial Instruments - The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2011.

Revenue Recognition –The Company will recognizes revenue in accordance with ASC 605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended June 30, 2011, the Company's comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements - In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

NOTE 3 – REVOLVING NOTE PAYABLE

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”).   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of June 30, 2011, the outstanding principal on the Revolving Note was $200,000. As of June 30, 2011, the accrued interest on the Revolving Notes was $6,400.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,296,750 shares issued and outstanding as of June 30, 2011. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January, 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from June 30, 2011, the date of these financial statements, through August 15, 2011, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of ASC 855, Subsequent Events there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements.

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

(b) Business of Issuer

DigiPath, Inc. provides the next generation of affordable, innovative, and reliable digital pathology solutions and advisory services for clients involved within healthcare industry. Currently, our focus is on digital pathology. Digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Pathology is the study and diagnosis of disease.

Our current products, PathXL Tutor and PathXL Simulate, educational web enabled educational tools. PathXL Tutor allows users to effectively create and manage digital slides and other content, publish online, share and view from anywhere in the world. PathXL Tutor provides on-line virtual microscopy teaching, educational, CPD and competency exam resources in minutes, significantly enhancing student, trainee and the professional experience. PathXL™ Simulate supports early stage training for residents in pathology. Trainees can work through real cases and assess how well they have performed. This approach to training has been completely embraced by numerous laboratories worldwide.

Our advisory services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial. Our target clients include manufacturer (hardware and software), distribution and service firms, laboratories (reference, hospital owned, independent), private pathology practices (associated with hospitals), and centers of excellence.

DigiPath is healthcare technology advisors focused on improving the care of its clients’ patients.

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

Plan of Operations

DigiPath plans to provide the next generation of affordable, innovative, and reliable digital pathology solutions and advisory services.

Results of Operation

Three Months Ended June 30, 2011

For the three months ended June 30, 2011, the Company had $30,000 of revenues from consulting services. These revenues consisted of advisory service fees from clients. The advisory services relate to marketing, product development, sales, outreach, and operations. We have not noted any significant trends that would have a material impact on revenues.

For the three months ended June 30, 2011, the Company had a net loss of $3,792. For the three months ended June 30, 2011, the Company incurred $29,803 of operating expenses which comprised of mainly of travel expenses.

For the period October 5, 2010 to June 30, 2011

For the period October 5, 2010 to June 30, 2011, the Company had $30,000 of revenues from consulting services.

For the period October 5, 2010 to June 30, 2011, the Company had a net loss of $9,154. For the period October 5, 2010 to June 30, 2011, the Company incurred $62,754 of operating expenses, comprised which comprised of mainly of travel expenses.

Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $260,507, comprising of cash, accounts receivable and fixed assets. The Company's current liabilities as of June 30, 2011 were $234,986 comprising of accounts payable, accrued expenses, and notes payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period October 5, 2010 to June 30, 2011:

For the period October 5, 2010 to June 30,

2011
Operating Activities	$13,511
Investing Activities	(5,025)
Financing Activities	228,675
Net Effect on Cash	$237,161

To the extent the Company does not earn revenues and keeps continues to incur expenses, the Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of. In addition, the Company would be dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed financial statements for the quarter ended June 30, 2011 include a "going concern" footnote.

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

Recently Issued Accounting Pronouncements - In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

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

Our largest stockholder, Eric Stoppenhagen, represents approximately 92% of the voting power of our outstanding capital stock. If the Company sells additional shares will still have only limited rights to participate in our management.

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

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIGIPATH, INC.

Date: August 15, 2011	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.