Form 10-K
period 2011-09-30
DigiPath,Inc.
filed 2011-12-29
CIK 1502966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-54239

DIGIPATH, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1328 West Balboa Boulevard Suite C, Newport Beach, CA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(702) 527-2060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐       No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $542,675 (based on the closing sales price of the registrant's common stock on that date).

At December 29, 2011, there were 5,426,750 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART I

Item 1.   Business

Overview

DigiPath, Inc., a Nevada corporation (“DigiPath,” “Company,” “we,” “us,” or “our”), was incorporated on October 5, 2010 in Nevada. ..

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of the date of the Revolving Note, $200,000 was deemed outstanding under the Revolving Note.

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

Business

DigiPath develops and sells the affordable, innovative, and reliable digital pathology solutions for 2nd opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of pathology in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions. Our digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Our digital pathology products, PathScope™, PathCloud™, PathReview™, and PathConsult™ provide a digital platform to share and store archive tissue images.

Digital Pathology Products Summary

DigiPath's digital pathology products are digital pathology solutions which employ the optical components of a standard microscope, robotic automated slide handling capabilities combined with proprietary imaging and communication software to capture high magnification images in digital format. These devices are comprised of both hardware and software.

DigiPath's digital pathology products, marketed under the names PathScope, PathCloud, PathReview, and PathConsult are used in hospital, educational pharmaceutical and research environments. Digital pathology solutions also include names of whole slide imaging and telepathology.

PathScope™ hardware

DigiPath’s PathScope is affordable, innovative, and reliable digital pathology solution. Depending on configuration, the pricing ranges from $25,000 to $75,000 capital purchase option. The options include capacity (1, 2, 3, 20, 30), objective (2.5x, 5x, 10x, 20x, 40x, 60x, 100x), barcode, and file format (JPEG, JP2k, TIFF). The reliability is based on 14 day validation period option, HIPPA, and 21CFR11 compliance.

PathCloud™ service

DigiPath's PathCloud is an affordable digital pathology solution networked engineered and optimized for digital pathology performance and reliability. PathCloud includes a USA national backbone network with 8 points of presence, 1000 TB storage, and 100M bandwidth, optimized for digital pathology. The reliability is based on PathCloud’s service level agreement which includes; 100% availability, 100% packet delivery, sub 200 milliseconds latency, and sub 1 second viewing time.

PathReview™ and PathConsult TM software

DigiPath's PathReview provides a scanner agnostic viewer and image server to review images via third party browsers, including Chrome, Internet Explorer, Firefox, and Safari. PathConsult has the features of PathReview with capability of doing a report and searchable database.

PathXL Tutor™ and PathXL SimulateTM software

PathXL™ Tutor allows users to effectively create and manage digital slides and other content, publish online, share and view from anywhere in the world. PathXL Tutor provides on-line virtual microscopy teaching, educational, CPD and competency exam resources in minutes, significantly enhancing student, trainee and the professional experience. PathXL™ Simulate supports early stage training for residents in pathology. Trainees can work through real cases and assess how well they have performed. This approach to training has been completely embraced by numerous laboratories worldwide.

Advisory service(s)

DigiPath’s advisors bring over 60 years combined expertise in pioneering digital pathology, implementing over 500 installations at academic medical centers, reference laboratories, biopharma organizations, and life science research institutions worldwide. DigiPath provides advisory services for clients involved with digital pathology. Our current services range the full breadth of management operations for marketing, product development, sales outreach, operations, and customer support services. Our current clients seek our assistance in rolling out affordable, innovative, and reliable digital pathology solutions. Our potential clients include manufacturer (hardware and software), distribution and service firms, laboratories (reference, hospital owned, independent), private pathology practices (associated with hospitals), and centers of excellence.

Product Distribution

The Company sells its products either directly to end users, through exclusive distributors, non-exclusive distributors, and OEM (third party brands) depending on the application and the geographical location of the customer. Generally, qualified distributors and OEM are already in the business of selling bright field microscopes, equipment for medical analysis, or other laboratory equipment. Under the terms of the Company’s standard distribution agreements, distributors and OEM partners are assigned exclusive or non-exclusive territories or markets and, in turn, commit to purchasing a minimum amount of DigiPath products on either a quarterly or monthly basis.

Competitive Conditions

The digital pathology market is highly competitive, and many of our competitors have greater resources and better name recognition than we do. We primarily compete on affordability, innovation, and reliability. Our competitors in the digital pathology market include, Aperio, Apollo Telemedicine, D-Metrix, Hamamatsu, Nikon, Olympus, Carl Zeiss, OMNYX (owned by GE and UPMC), Leica (owned by Danaher), Phillips, Sakura, Roche, Claro, and MikroScan.

For advisory services, there are other firms providing such advisory services in the digital pathology space. There is currently an abundant need for such advisory services and we have not seen this as inhibiting our ability to garner new clients. Additionally, on larger engagements, we currently work with other advisory service firms which may be deemed as competitors. Some firms which we identified as clients may provide competitive services.

Industry

Digital pathology is the process of creating virtual slides by building digital images of physical tissue samples. Digital pathology allows drug developers, pathologists and researchers to be view tissue images through a computer or over a standard Internet connection and can be stored for later interpretation and archiving; and data mining in support of computer aided quantitative histopathology. The digital pathology markets can be categorized by type of tissue (human or animal) and use (clinical or research).

Digital pathology may improve patient care with a faster diagnosis time, more accurate diagnosis, more reproducible diagnosis, and probable lower medical costs. The improvement areas are a result of digital pathology means to provide faster turnaround time, faster access to sub-specialist, fast access to 2nd opinion, and more cost effective medical diagnosis’s.

Digital pathology is rapidly gaining momentum by reduce laboratory expenses, improve operational efficiency, enhance productivity, and improve treatment decisions and patient care. It is used worldwide in drug development, reference lab, hospital, and academic medical center settings. Applications include education, research, image analysis, archival and retrieval, laboratory information system (“LIS”) integration, secondary consultations, and virtual slide sharing. Today, education and training is the most common use for labs using digital pathology. The biggest barrier to more clinical use is the cost of scanning digital slides, which does not eliminate the need to first prepare glass slides.

Human Pathology

We estimate a total of 16,500 pathologists in the United States, with approximately two-thirds or 11,000 practicing anatomic pathology. These pathologists generally practice within one or more market segments, including hospital based pathology labs, integrated health systems, and commercial and academic research.

Pathologists focusing on human disease study the origin, course and indicators of disease. Pathology divides into clinical pathology the analysis of fluids such as urine and blood and DigiPath's market, anatomic pathology the analysis of tissue. Clinical pathology market is dominated by large national laboratories that use large-scale automation and is generally a high volume, low margin business. The technology for the automation of anatomic pathology has lagged that of clinical pathology. As a result, anatomic pathology remains a less consolidated and higher margin industry.

Animal (Veterinary) Pathology

Animal pathology includes testing in research and clinical treatment of both pets and livestock. Animal pathology for treatment is mainly conducted by labs providing services to veterinary practices. The majority of animal pathology is conducted by pharmaceutical and biotechnology companies for drug development.

The dynamics of veterinary pathology for treatment resemble human clinical pathology. Veterinary pathologists seek to improve access to clinical specialists: and aim to improve management and archiving of data workflow and tissue analysis.

The key market segments in animal pathology are pharmaceutical toxicology groups, academic and government research, contract research organizations (“CROs”), and biotechnology firms.

Digital Pathology Applications

Digital pathology products share common uses in both human and animal pathology, including consultation, communication and collaboration, education and publication, archiving and management, workflow, and analysis, as described below.

Consultation, Communication and Collaboration

Pathologists frequently consult with other pathologists and specialists in carrying out their daily work. There are often delays in consulting due to the transportation of slides or having to travel to distant locations in order to meet face-to-face. DigiPath's products allow sharing of images real time, eliminating the need for slide transportation or travel. Pathologists and specialists are able to simultaneously view and manipulate the slides and provide consultation in real-time. In addition, communication is improved as multiple pathologists and specialists can view and manipulate the same slide simultaneously.

Education and Publication

Tissue images are critical to pathology publications and instruction. Traditional publications are limited to the inclusion of a snapshot of one location on the slide or references to glass slide archives. DigiPath's products allow whole slides to be cited in publications and accessed in a digital format, improving the availability of high quality samples and facilitating sample access.

Archiving and Management

Viewing and accessing multiple tissue samples is critical to anatomic pathology workflow. Typically, tissue images are incomplete and stored in cumbersome formats with no efficient links to associated data. DigiPath's products under development are designed to link a digital slide together with relevant data in a flexible and easily accessible digital archive.

Employees and Consultants

We presently have no employees apart from our management. Currently, we utilize numerous consultants to gather new business leads and staff engagements. We expect to grow the number of our employees as we bring on new clients and there is stability in our revenues.

Regulatory Issues

The United States Food and Drug Administration (the "FDA") regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA.

Certain of DigiPath's products can be considered medical devices and subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA categorizes medical devices into three classes; these classes are referred to as Class I, Class II, and Class III.

Class I devices are subject to the least regulatory control. General controls include provisions that relate to adulteration; misbranding; device registration and listing; premarket notification; banned devices; notification, including repair, replacement, or refund; records and reports; restricted devices; and good manufacturing practices. Class I devices are not intended for use in supporting or sustaining life or to be of substantial importance in preventing impairment to human health, and they may not present a potential unreasonable risk of illness or injury.

Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and existing methods are available to provide such assurances. In addition to complying with general controls, Class II devices are also subject to special controls. Devices in Class II are held to a higher level of assurance than Class I devices, and are designed to perform as indicated without causing injury or harm to patient or user.

A Class III device is one for which insufficient information exists to assure safety and effectiveness solely through the general or special controls sufficient for Class I or Class II devices. Such a device needs premarket approval, a scientific review to ensure the device's safety and effectiveness, in addition to the general controls of Class I. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury

Currently, the Company’s products and services are not registered with FDA. The Company is marketing its digital pathology solutions as Research Use Only, and specifically for applications for 2nd option, consultations, education, and research.

There can be no assurances that the FDA may state that Company is required to achieve Class 1, 2 or 3 registrations. The Company can make no assurance that it can achieve a Class 1, 2, or 3 certification. Failure to obtain this certification may limit the use of this product in the market. Additionally, delays in obtaining clearances or approvals will adversely affect our ability to market and sell our products and services and may subject us to significant regulatory fines or penalties, which would result in a decline in revenue and profitability.

Intellectual Property, Trade Names, Trademarks and Service Marks

Intellectual property rights that apply to our various services include copyrights, trade secrets, and trademarks. We also protect certain details about our processes and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage. We have ongoing programs designed to maintain the confidentiality of such information. We rely on trade secrets, know-how and continuing knowledge to achieve and thereafter maintain a competitive advantage with respect to the Digital Pathology consulting. Although we have entered into and we intend to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how.

We may, as circumstances require, develop and implement DigiPath trademarks and/or service marks which will enhance a customer's ability to identify the Company, as well as the products and services to be offered by the Company. We have been granted a registered trademark for DigiPath from the United States Patent and Trademark Office.

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

DigiPath and Olympus America Inc. have entered into a nonexclusive worldwide agreement allowing DigiPath and its OEM partners to access an extensive portfolio of Olympus patents in the field of virtual microscopy and digital pathology. The patents involved in the licensing agreement cover methods, software and technology for creating, storing and delivering virtual microscopy images. Virtual microscope slides enable professionals to review biopsies and other pathology images without handling traditional glass slides, and allow doctors to share high resolution digital microscope images over telecommunication networks for second opinion consultation, tumor board review, and image archiving functions. From our understanding, Omnyx (owned by GE and UPMC), Leica (owned by Danaher), Aperio, Phillips Netherlands, and Hamamatsu have licensed sale Olympus patent portfolio.

Our success is heavily dependent upon the development and protection of proprietary technology, and licensing of others, including Olympus America, patent portfolio. We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

We cannot assure you that competitors or other parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products and services or processes used or proposed to be used by us. In that case, our competitive position could be harmed and we may be required to obtain licenses to patents or proprietary rights of others.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to protect our rights in proprietary technology in these countries.

For certain products, DigiPath OEMs the product, components, or other materials, and market under DigiPath brand names, or the OEM brand names. Where it makes economic sense, DigiPath invests in research & development to replace such OEM products. DigiPath cannot be assured that OEM vendors will continue to support such OEM agreements. In the event that OEM partner stops supporting OEM arrangement, DigiPath may be delayed or could not find a replacement, and as such revenues, and timing or revenues maybe impacted.

Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company files reports with the SEC. The Company is a reporting company and complies with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.  Risk Factors

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

 We have been in existence for a short period of time and expect to have losses until operations increase.

We have been in existence for a short period of time. Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects. Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We commenced operations on October 5, 2010 as such we have no historical operating history. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to commence revenue operations and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the Digital Pathology consulting and finding customers for such technology. There can be no assurance that we will ever generate revenues or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

Investors may lose all of their investment in us.

Investment in us involves a high degree of risk. Investors may never recoup all or part of or realized any return on their investment. Accordingly, investors may lose all of their investment and must be prepared to do so.

There is currently no trading market for our common stock and a purchaser of our shares may never be able to resell them.

5,130,000 of the 5,426,750 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $1.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to effecting a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

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

Indemnification of officers and directors would allow for only limited recourse against our officers and directors.

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

We depend on third-party licenses for our products and services.

We rely on certain software technology which we license from third parties and use in our products and services to perform key functions and provide additional functionality. Because our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties' ability to maintain or enhance their current products and services, to develop new products and services on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software fails to address the needs of our software products and services, we would be required to find alternative software products and services or technologies of equal performance or functionality. We cannot assure that we would be able to replace the functionality provided by third-party software if we lose the license to this software, it becomes obsolete or incompatible with future versions of our products and services or is otherwise not adequately maintained or updated.

Certain of our customers rely on the availability of third-party reimbursement or third-party funding for the purchase of our products and services. Failure of sufficient reimbursement from third-party payors or sufficient funding could cause our sales and the future potential growth of our business to decline.

Hospitals and other healthcare institutions in the U.S. that purchase our products and services generally rely on third-party payors and other sources for reimbursement of healthcare costs to reimburse all or part of the cost of the procedures in which our products and services are used. If hospitals and other healthcare institutions are unable to obtain adequate reimbursement from third-party payors for the procedures in which our products and services or products and services currently under development are intended to be used, our sales and future growth of our business could be adversely affected. We cannot estimate what amount of our product is eligible for reimbursement approval. In addition, changes in the healthcare system may affect the reimbursability of future products and services.

Market acceptance of our products and services and products and services under development in countries outside of the U.S. is also dependent on availability of reimbursement within prevailing healthcare payment systems in those countries. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. We cannot assure you that we will be able to obtain international reimbursement approvals in a timely manner, if at all. Failure to receive international reimbursement approvals could harm the market acceptance of our products and services in the international markets in which such approvals are sought.

Other consumers in industries such as pathology, pharmaceutical and biotechnology that purchase our products and services generally rely on funding or grants from governments and private foundations to fund the purchase of our products and services. If such consumers are unable to obtain adequate funding sources for the purchase of our products and services, our sales and future growth of our business could be adversely affected.

The marketing and sale of our future products and services will require regulatory approval and on-going certifications. Failure to obtain and maintain required regulatory approvals and certifications could prevent or delay our ability to market and sell our future products and services and may subject us to significant regulatory fines or penalties.

The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of digital image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each digital image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA. The process of obtaining required regulatory approval or clearance can be lengthy, expensive and uncertain. Moreover, regulatory clearance or approval, if granted, may include significant limitations on the indicated uses for which a product may be marketed.

Failure to comply with applicable requirements in the United States can result in fines, recall or seizure of products and services, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

Our products and services may be subject to similar regulation in other countries. Sales of our products and services outside the United States are subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements.

We are uncertain of our ability to protect our trade secrets the loss of which would negatively impact our competitive advantage.

We rely on trade secrets, know-how and continuing knowledge to achieve and thereafter maintain a competitive advantage with respect to the Digital Pathology consulting. Although we have entered into and we intend to enter into confidentiality and invention agreements with employees, consultants, certain potential customers and advisors, no assurance can be given that such agreements will be honored or that we will be able to effectively protect our rights to our unpatented trade secrets and know-how. Moreover, no assurance can be given that others will not independently develop substantially equivalent techniques or otherwise gain access to our trade secrets and know-how.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Eric Stoppenhagen, our majority shareholder. The Company will continue to maintain its offices at this address until revenues increase, if ever. Upon an increase in revenues, we plan to be opening representative offices shortly in San Francisco, CA, Omaha, Nebraska, Boston, Massachusetts, and Cairo, Egypt.

Item 3.  Legal Proceedings.

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  (Removed and Reserved)

. PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

The shares of our common stock have been listed and principally quoted on the OTC Bulletin Board and OTCQB under the trading symbol “DIGP”.

We commenced listing on December 23, 2011. Currently, all stock has not traded.

Holders

On December 29, 2011, there was no bid or ask posted on the Over-The-Counter Bulletin Board.  As of December 29, 2011, there were approximately 60 record holders of the Company's Common Stock. Our transfer agent is New York Stock Transfer, LLC.

Common or Preferred Stock.

Common Stock

We are authorized to issue up to 50,000,000 shares of our common stock, $.001 par value per share (“common stock”), of which 5, 426,750 shares of common stock are currently outstanding. Voting rights for the common stock are not cumulative. Upon our liquidation, dissolution or winding up, our assets, after the payment of liabilities, will be distributed pro rata to the holders of the common stock after distribution is made of any class of stock with priority over the common stock. The holders of the common stock do not have preemptive rights to subscribe for additional shares of common stock. The shares of common stock presently outstanding are fully paid and non-assessable. Holders of common stock are entitled to share equally in dividends when, as and if declared by our Board of Directors out of funds legally available.

Preferred Stock

 We are authorized to issue 10,000,000 shares of preferred stock. We have not issued any shares of our preferred stock. The preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders. We currently maintain a class of blank check preferred stock, over which our Board may, from time to time, file certificates of designation of rights and preferences for a series of preferred stock.  The certificate of designation will establish the voting powers, designations, preferences, limitations, restrictions, conversion features and relative rights of each series.  The preferred stock may be issued for consideration as determined by the Board without any action from the stockholders.  The purpose of the preferred class is to grant preferential rights to certain persons for adequate consideration.   The creation of a preferred class of stock does not have an immediate effect on stockholders of our common stock. Each stockholder retains the same proportionate interest in our company as he/she/it held prior to the establishment of the preferred stock.  However, when preferred stock is issued in the future, the preferential rights of the preferred stock must be satisfied before the holders of common stock are entitled to receive dividends or to participate pro rata in any distribution of assets available for distribution upon a liquidation of our company.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Trading of Securities in Secondary Market

There is currently no trading of our securities in any markets.

Rules 504, 505 and 506 of Regulation D

We do not intend to conduct a registered offering of our securities at this time.

Transfer Agent

Our current transfer agent is:

New York Stock Transfer, LLC

25 Laurel Place

West Caldwell, NJ 07006-7717

Ph: 864-697-8552

Fax: 973-287-6665

www.nystllc.com

Debt Securities.

 None.

Other Securities To Be Registered.

 None.

Recent Sale of Unregistered Securities.

On October 8, 2010, the Company issued 5,000,000 restricted shares of the Company’s common stock for services rendered valued at $5,000 to Eric Stoppenhagen, our CEO.

In January 1, 2011, we issued 10,000 restricted shares of the Company’s common stock for services rendered to an unrelated party. There was no cash given in exchange for these shares. . The issuance of the shares of the Company’s common stock to this unrelated party were intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (“Commission”) under the Securities Act, as the Shares were sold to accredited investors and less and up to 35 other purchases and were not sold through any general solicitation or advertisement.

On March 23, 2011, the Company completed a private placement offering to forty-seven accredited and unaccredited investors pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. The issuance of the shares of the Company’s common stock to the Investors were intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (“Commission”) under the Securities Act, as the Shares were sold to accredited investors and less and up to 35 other purchases and were not sold through any general solicitation or advertisement.

In July 1, 2011, we issued 130,000 restricted shares of the Company’s common stock for services rendered to an unrelated party. There was no cash given in exchange for these shares. . The issuance of the shares of the Company’s common stock to this unrelated party were intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (“Commission”) under the Securities Act, as the Shares were sold to accredited investors and less and up to 35 other purchases and were not sold through any general solicitation or advertisement.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

Overview

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

(b) Business of Issuer

DigiPath develops and sells the next generation of affordable, innovative, and reliable digital pathology solutions for 2nd opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of pathology in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions. Digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Pathology is the study and diagnosis of disease. Our digital pathology products, PathScope™, PathCloud™, PathReview™, PathConsult™, PathXL Tutor™, and PathXL Simulate™ provide a digital platform to share and store archive tissue images.

Plan of Operations

DigiPath plans to provide the next generation of affordable, innovative, and reliable digital pathology solutions and advisory services.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates:

We account for our business acquisitions under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Codification Topic 805, "Business Combinations." The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair value of the tangible net assets acquired is recorded as intangibles. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Fiscal Year 2011

Results from Operations

 Revenues

For the period from October 5, 2010 (Inception) through September 30, 2011, the Company had $95,908 of revenues from consulting services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $113,025 for the period from October 5, 2010 (Inception) through September 30, 2011.  The expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $10,432 in the period from October 5, 2010 (Inception) through September 30, 2011 which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $264,736, comprising of cash, accounts receivable and equipment. The Company's current liabilities as of September 30, 2011 were $244,610 comprising of accounts payable, accrued expenses, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the period from October 5, 2010 (Inception) through September 30, 2011:

For the period from October 5, 2010 (Inception) through September 30,

2011
Operating Activities	$3,323
Investing Activities	(64,937)
Financing Activities	232,175
Net increase on Cash	$170,561

To the extent the Company has a net loss, the Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of. In addition, the Company is dependent upon it related party revolving note payable facility to provide continued working capital funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Capital Expenditures

We had $64,937 of capital expenditures for the period from October 5, 2010 (Inception) through September 30, 2011.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data

DIGIPATH, INC.

TABLE OF CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	19
Financial Statements as of September 30, 2011 and for the period from October 5, 2010 (Inception) through September 30, 2011
Balance Sheet	20
Statement of Operations	21
Statement of Changes in Stockholders' Equity	22
Statement of Cash Flows	23
Notes to Financial Statements	24-27

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DigiPath, Inc.

We have audited the accompanying balance sheet of DigiPath, Inc. (the “Company”) as of September 30, 2011 and the related statement of operations, changes in stockholders' equity and cash flows for the period from October 5, 2010 (Inception) through September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiPath, Inc. as of September 30, 2011, and the results of its operations and its cash flows for the period from October 5, 2010 (Inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/Anton & Chia, LLP

Newport Beach, CA

December 29, 2011

DIGIPATH, INC.

BALANCE SHEET

As of September 30,
2011
ASSETS
CURRENT ASSETS
Cash	$170,561
Accounts receivable	31,077
TOTAL CURRENT ASSETS	201,638
Equipment, net of accumulated depreciation	63,098
TOTAL ASSETS	$264,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$30,678
Revolving note payable and accrued interest, related party	210,432
Due to related party	3,500
TOTAL CURRENT LIABILITIES	244,610
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,426,750 shares issued and outstanding	5,427
Additional paid in capital	42,248
Accumulated deficit	(27,549)
TOTAL STOCKHOLDERS’ EQUITY	20,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,736

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

STATEMENT OF OPERATIONS

For the Period from October 5, 2010 (Inception) through September 30, 2011

REVENUES	$95,908

OPERATING EXPENSES:
General and administrative expenses	113,025
INCOME/(LOSS) FROM OPERATIONS	(17,117)
Interest expense	(10,432)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(27,549)
Provision for income taxes	-

NET INCOME/(LOSS)	(27,549)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,192,442

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 5, 2010 (INCEPTION)

THROUGH SEPTEMBER 30, 2011

	Preferred Stock		Common Stock		APIC	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at October 5, 2010	-	$-	-	$-	$-	$-	$-
Founder shares issued for services on October 8, 2010	-	-	5,000,000	5,000	-	-	5,000
Common stock issued for services on January 31, 2011	-	-	10,000	10	990	-	1,000
Common stock issued for cash on March 23, 2011	-	-	286,750	287	28,388	-	28,675
Common stock issued for services on July 1, 2011			130,000	130	12,870		13,000
Net loss	-	-	-	-	-	(27,549)	(27,549)
Balance at September 30, 2011	-	$-	5,426,750	$5,427	$42,248	$(27,549)	$20,126

The accompanying notes are an integral part of these financial statements

DIGIPATH, INC.

STATEMENTS OF CASH FLOWS

For the Period from October 5, 2010 (Inception) through September 30,
2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,549)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	1,839
Common stock issued for services	19,000
Changes in operating assets and liabilities:
Accounts receivable	(31,077)
Accounts payable and accrued expenses	30,678
Interest Payable	10,432
Net cash provided by operating activities	3,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(64,937)
Cash used in investing activities	(64,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving note due to related party	200,000
Due to related party	3,500
Issuance of common stock for cash	28,675
Net cash provided by financing activities	232,175
Net increase in cash and cash equivalents	170,561
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$170,561

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — DigiPath, Inc. (“DigiPath®,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010. During January, 2011, the Company no longer was considered a development stage company as it began recognizing revenue for its advisory services to a handful of healthcare clients.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through September 30, 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September30, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through September 30, 2011, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2011, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents - Cash includes all highly liquid instruments with an original maturity of three months or less as of September 30, 2011. The Company had no cash equivalents as of September 30, 2011.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2011.

Plant and equipment. Plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows: plant and machinery 2 to 5 years and trade show booths 3 to 5 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Revenue Recognition –The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients.

Net Loss Per Share - Basic loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for the period presented.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles –Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

NOTE 3 – Equipment

Equipment comprises of the following at September 30, 2011.

September 30,
2011

Plant and machinery	$47,900
Trade Show Booths	17,037
64,937
Less accumulated depreciation	(1,839)
Total	$63,098

Depreciation expense for the period from Inception to September 30, 2011 was $1,839.

NOTE 4 – RELATED PARTY REVOLVING NOTE PAYABLE

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of September 30, 2011, the outstanding principal on the Revolving Note was $200,000. As of September 30, 2011, the accrued interest on the Revolving Notes was $10,432.

NOTE 5 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2011). As of September 30, 2011, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,426,750 shares issued and outstanding as of September 30, 2011. In October 2010, the Company issued 5,000,000 shares of its common stock, designated as founder shares to the Company’s President, for services performed. In January, 2011, the Company issued 10,000 shares of its common stock for services received by an unrelated third party. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In July, 2011, the Company issued 130,000 shares of its common stock for services received by an unrelated third party.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of September 30, 2011, no shares of preferred stock were issued.

NOTE 7 - INCOME TAX

The deferred tax asset as of September 30, 2011 consisted of the following:

2011
Net operating loss carry forwards	$11,268
Less valuation allowance	(11,268)
$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of September 30, 2011, the Company has net operating loss carry forward of approximately $27,549 which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2011 is as follows:

2011
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-6.90%
Increase in valuation allowance	40.90%
Income tax expenses	—

NOTE 8 – SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 29, 2011, the date the financial statements were issued.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period from October 5, 2010 through September 30, 2011 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

           None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of September 30, 2011, and their positions with the Company, are as follows:

Name	Age	Position

Eric Stoppenhagen	38	President, Chief Financial Officer, Secretary, Treasurer and Director

Directors are elected for a period of one year and until their successors are duly elected. Executive officers are elected by the Board of Directors. Correspondence

Eric Stoppenhagen, has been then Company’s President, Chief Financial Officer, Secretary, Treasurer and Director since October 2010. He has been involved in the digital pathology space since 2003 providing sales, business development, operations, and financials support to Trestle Holdings, Inc. from 2003 to 2006 and to BioImagene, Inc. from 2006 to 2010. Additionally, through Venor, Inc. which he is the sole owner, he also provides financial and management services to small to medium-sized companies that either are public or desire to become public. He provides Interim Chief Financial Officer services to these companies, which includes as transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements. In addition, Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen plans to dedicate approximately 40 hours per week to the Company.

Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including the following engagements.

June 2003 to May 2009 - Moqizone f/k/a Trestle Holdings, Inc. f/k/a Sunland Entertainment f/k/a Harvey Entertainment.
Trestle Holdings – Mr. Stoppenhagen was hired in 2003 as VP of Finance. From 2003 to 2006, Trestle Holdings had significant operations. Mr. Stoppenhagen’s responsibilities included but were not limited to business development, operations, legal, and accounting. In 2006, the assets and liabilities of Trestle were sold to Clarient and subsequently sold to Zeiss Microscopes. At such time the Board of Directors of Trestle Holdings asked Mr. Stoppenhagen to remain as an officer to assist with corporate compliance until such time as a merger candidate was found. His sole compensation was consulting fees. He maintained no equity interest. Upon the reverse merger with Moqizone, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2006 to 2009, the company was a blank check company.

Sept 2007 to March 2010 - Atheronova, Inc. f/k/a Trist Holdings, Inc. f/k/a Landbank Group, Inc.

Trist Holdings – In 2007, due to the downturn in the real estate market it was no longer economical to pursue the current business. In September 2007, the Board of Directors asked Mr. Stoppenhagen to maintain the public filings after the spinoff of the assets and liabilities. Mr. Stoppenhagen received only consulting fees. He had no equity interest in the entity. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2007 to 2010, the company was a blank check company.
Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. Consultant to the company providing accounting and finance services. No ownership. The company is not a blank check company
Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Consultant to the company providing accounting and finance services. No ownership. The company was a blank check company from 2008 to present
Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 - Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2009 to 2010, the company was a blank check company.
2009 to Present Amasys Corporation Consultant to the company providing accounting and finance services. No ownership. The company is a blank check company.
April 2009 Getfugu, Inc. f/k/a Madero, Inc. CFO for approximately 3 weeks. Resigned. No ownership. The company was not a blank check company during Mr. Stoppenhagen’s involvement
June 2008 to Present - AuraSource, Inc. f/k/a Mobile Nation Current CFO Approximately 1% owner. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
February 2010 to March 2011 Phototron Holdings f/k/a Catalyst Lighting Group, Inc. Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. The company was a blank check company until 2011.
April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. CFO Resigned March 15, 2011. Ownership 700,000 shares and 1,750,000 options with strike price at $.40. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
July 2010 to March 2011 Mammatech Corp. Purchased controlling share interest in July 2010 sold interest in March 2011. The company was not a blank check company.
October 2010 to Present DigiPath, Inc. – Started the company as a digital pathology consulting company. Not blank check. Mr. Stoppenhagen owns approximately 94% of the company
Green Star Alternative Energy Inc. – purchased controlling interest in January 2011. Purpose to clean it up and search for reverse merger. Company is a blank check company.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Board Experience

 Our board of directors has diverse and extensive knowledge and expertise in healthcare industries industry that is of particular importance to us. This knowledge and experience includes operating, acquiring, financing development stage companies. In addition, our board of directors has extensive and broad legal, auditing and accounting experience. Our board of directors has numerous years of hands-on and executive experience drawn from a wide range of disciplines. Our current director was nominated to the board of directors on the basis of the unique skills he brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors. On an individual basis:

Our Chairman, Mr. Stoppenhagen, has over 10 years of experience in managing publicly traded companies and brings insight into all aspects of our business due to both his current role with the company. His comprehensive experience and extensive knowledge and understanding of the healthcare and specifically digital pathology has been instrumental in the creation, development and launching of our company, as well as our current strategy.

 Significant Employees.

None. We presently have no employees apart from our management. Currently, we utilize numerous consultants to gather new business leads and staff engagements. We expect to grow the number of our employees as we bring on new clients and there is stability in our revenues.

Family Relationships.

None.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended September 30, 2011, all of our executive officers and directors and greater than ten percent stockholders have complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s code of ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

In summary, DigiPath expects employees at all levels to observe and respect the laws and regulations and standards of business conduct that govern the conduct of our business. The Company is committed to designing, applying, and enforcing a corporate compliance program that will assist its employees in achieving this goal.

ll employees are expected to read and understand this Code, uphold these standards in day-to-day activities, comply with all applicable policies and procedures, and ensure that all contractors, representatives and agents are aware of, understand and adhere to these standards.

Audit Committee

Currently, our full board services as the Audit committee.

The Audit Committee pre-approves the performance of audit and non-audit services by the Company’s accountants and reviews the Company’s internal control systems, financial reporting procedures, the general scope of the Company’s annual audit, the fees charged by the independent accountants, and the fairness of any proposed transaction between any officer, director or other affiliate of the Company and the Company. With respect to the foregoing, the Audit Committee makes recommendations to the full Board and performs such further functions as may be required or delegated to the Committee by the BOD.  The BOD has adopted a written charter for the Audit Committee. A copy of the Company’s Audit Committee Charter may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

Promoters.

None

Director Independence

The Company has not:

•	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time. The board of directors takes the position that management of a target business will establish committees that will be suitable for its operations after the Company consummates a business combination.

As of the date hereof, the entire board serves as the Company’s audit committee.

Item 11.  Executive Compensation

The Company’s current officers nor directors have not received any cash remuneration since inception. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The following table and related footnotes show the compensation paid during the fiscal years ended September 30, 2010 and 2009.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Eric Stoppenhagen President	2010 2009	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Outstanding Equity Awards at Fiscal Year-End September 30, 2011

None

Options Exercised and Year-End Option Values

None

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

None

Compensation of Directors

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 29, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Eric Stoppenhagen 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	5,000,000	92.14%

All Officers and Directors as a group	5,000,000	92.14%

(1)                 The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (5,426,750), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

Equity Compensation Plan Information

None

Changes in Control Arrangements

There existed no change in control arrangements at September 30, 2011.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions described below, since our inception, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

in which the amount involved exceeds $120,000; and
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On February 14, 2011, we entered into a Revolving Note with NYX. Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of the date of the Revolving Note, $200,000 was deemed outstanding under the Revolving Note.

Item 14.  Principal Accountant Fees and Services

Independent Public Accountants

The Company engaged Anton & Chia, LLP (Anton & Chia) as its new independent registered public accounting firm in January 2011. Prior to the engagement, neither the Company nor anyone on its behalf has consulted with Anton & Chia regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided by Anton & Chia that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

Audit Fees

The aggregate fees billed by and paid to Anton & Chia for the audit of the Company’s financial statements in the years ended September 30, 2011, the reviews of the quarterly reports on Form 10-Q for the same fiscal year and statutory and regulatory filings was $3,375.

Audit-Related Fees

There were no fees billed by Anton & Chia for audit-related services for the year ended September 30, 2011.

Tax Fees

The aggregate fees billed by Anton & Chia for tax-related services for the year ended September 30, 2011 was zero.

All Other Fees

There were no fees billed by Anton & Chia for other services not described above for the years ended September 30, 2011 and 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Board may also pre-approve particular services on a case-by-case basis. No services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

The Board has determined that the rendering of the services other than audit services by Anton &Chia is compatible with maintaining the principal accountant’s independence.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)          Documents filed as part of this report

1.           Financial Statements.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.           Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.           Exhibits.  See Item 15(b) below.

(b)          Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

 (c)          Financial Statement Schedule.  See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigiPath, Inc.

Date: December 29, 2011	By:

/s/   ERIC STOPPENHAGEN

-----------------------------------------------------------

Name: Eric Stoppenhagen

Title: President and Chief Financial Officer

 (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of DigiPath, Inc. do hereby constitute and appoint Eric Stoppenhagen with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officer and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	December 29, 2011
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chairman	December 29, 2011

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of October 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed July 15, 2011)
*3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed July 15, 2011)
*10.1	Revolving Promissory Note dated February 14, 2011. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10SB12G filed July 15, 2011)
*14.1	Code of Business Ethics and Conduct Dated October 12, 2010 (incorporated herein by reference to Exhibit 14.1 of the Company’s Form 10SB12G filed July 15, 2011
31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*      Previously filed.