Form 10-Q
period 2011-12-31
DigiPath,Inc.
filed 2012-02-14
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer☐ Non-accelerated Filer☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2012
Common Stock, $.001 par value	5,479,250

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	December 31, 2011	September 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$192,037	$170,561
Accounts receivable	27,832	31,077
Inventory	122,750	—
TOTAL CURRENT ASSETS	342,619	201,638
Equipment, net	69,674	63,098

TOTAL ASSETS	$412,293	$264,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$79,464	$30,678
Deferred revenue	92,548	—
Revolving note payable and accrued interest, related party	214,465	210,432
Due to related party	12,327	3,500
TOTAL CURRENT LIABILITIES	398,804	244,610
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and September 30, 2011	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,416,750 and 5,426,750 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively	5,417	5,427
Additional paid in capital	42,248	42,248
Accumulated deficit	(34,176)	(27,549)
TOTAL STOCKHOLDERS’ EQUITY	13,489	20,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$412,293	$264,736

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2011	2010

REVENUES	$37,011	$—
COST OF SALES	—	—
GROSS PROFIT	37,011	—
OPERATING EXPENSES:
General and administrative expenses	39,605	13,839
LOSS FROM OPERATIONS	(2,594)	(13,839)
Interest expense	(4,033)	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,627)	(13,839)
Provision for income taxes	—

NET LOSS	$(6,627)	$(13,839)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	5,416,750	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,627)	$(13,839)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	8,212	—
Common stock issued for services		5,000
Changes in operating assets and liabilities:
Accounts receivable	3,245	—
Inventory	(122,750)	—
Accounts payable and accrued expenses	48,776	12,924
Deferred revenue	92,548	—
Accrued interest payable	4,033	—
Net cash provided by operating activities	27,437	4,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(14,788)	—
Net cash used in investing activities	(14,788)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	8,827	—
Net cash provided by financing activities	8,827	—
Net increase in cash	21,476	4,085
Cash at beginning of period	170,561	—
Cash at end of period	$192,037	$4,085

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

The Company performed a review of its material tax positions. During the three months ended December 31, 2011 and 2010, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2011 and September 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Cash and cash equivalents - Cash includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2011. The Company had no cash equivalents as of December 31, 2011 and September 30, 2011.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at December 31, 2011.

Inventory -  Inventory is stated at lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. Inventory at December 31, 2011 and September 30, 2011 was $122,750 and zero, respectively.

Equipment. Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows: machinery 2 to 5 years and trade show booths 3 to 5 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will not have a material impact to our financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

NOTE 3 – Equipment

Equipment comprises of the following at December 31, 2011 and September 30, 2011.

	December 31,	September 30,
	2011	2011

Equipment	$62,688	$47,900
Trade Show Booths	17,037	17,037
	79,725	64,937
Less accumulated depreciation	(10,051)	(1,839)
Total	$69,674	$63,098

 NOTE 4 – REVOLVING NOTE PAYABLE AND ACCRUED INTEREST, RELATED PARTY

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”), a related party of the Company.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of December 31, 2011 and September 30, 2011, the outstanding principal on the Revolving Note was $200,000. As of December 31, 2011 and September 30, 2011, the accrued interest on the Revolving Notes was $14,465 and $10,432, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized,5,416,750 shares issued and outstanding as of December 31, 2011. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January, 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In July 2011, the Company issued 130,000 shares of its common stock for services received by an unrelated party.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of December 31, 2011, no shares of preferred stock were issued.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from December 31, 2011, the date of these financial statements, through February 14, 2012, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of ASC 855, Subsequent Events there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2011 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operation

Three Months Ended December 31, 2011 and 2010

Revenues

For the three months ended December 31, 2011 and 2010, the Company had $37,011 and zero of revenues from consulting services, respectively. These revenues consisted of advisory service fees from clients. The advisory services relate to marketing, product development, sales, outreach, and operations. We have not noted any significant trends that would have a material impact on revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39,605 and $13,839 for the three months ended December 31, 2011 and 2010, respectively.  The expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $4,033 and zero for the three months ended December 31, 2011 and 2010, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $412,293, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of December 31, 2011 were $398,804 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2011 and 2010:

	2011	2010
Operating Activities	$27,437	$4,085
Investing Activities	(14,788)	—
Financing Activities	8,827	—
Net increase on Cash	$21,476	$4,085

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

Capital Expenditures

We had $14,788 and zero of capital expenditures for the three months ended December 31, 2011 and 2010, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

5,130,000 of the 5,416,750 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

We currently are listed on the OTC Bulletin Board. To the extent we are successful, our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and it trades for less than $5.00 per share. The OTCBB is generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

DIGIPATH, INC.

Date: February 14, 2012	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.