Form 10-Q
period 2012-03-31
DigiPath,Inc.
filed 2012-05-11
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $.001 par value	5,476,400

 PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	March 31, 2012	September 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$70,665	$170,561
Accounts receivable	65,682	31,077
Inventory	47,597	—
TOTAL CURRENT ASSETS	183,944	201,638
Equipment, net of accumulated depreciation	84,289	63,098

TOTAL ASSETS	$268,233	$264,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$88,076	$30,678
Deferred revenue	126,201	—
Revolving note payable and accrued interest, related party	218,455	210,432
Due to related party	17,122	3,500
TOTAL CURRENT LIABILITIES	449,854	244,610

STOCKHOLDERS’ EQUITY/ (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and September 30, 2011	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,470,250 and 5,426,750 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively	5,470	5,427
Note receivable for stock purchase	(250,000)	—
Additional paid in capital	299,795	42,248
Accumulated deficit	(236,886)	(27,549)
TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(181,621)	20,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,233	$264,736

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

REVENUES	$105,300	$30,000	$142,311	$30,000
COST OF SALES	89,053	—	89,053	—
GROSS PROFIT	16,247	30,000	53,258	30,000
OPERATING EXPENSES:
General and administrative expenses	214,968	19,112	254,573	32,951
INCOME/(LOSS) FROM OPERATIONS	(198,721)	10,888	(201,315)	(2,951)
Interest expense	(3,989)	(2,411)	(8,022)	(2,411)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(202,710)	8,477	(209,337)	(5,362)
Provision for income taxes	—		—

NET INCOME/(LOSS)	$(202,710)	8,477	$(209,337)	(5,362)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.04)	$0.00	$(0.04)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,469,662	5,026,378	5,448,089	5,013,723

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,337)	$(5,362)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	18,262	—
Common stock issued for services	7,600	6,000
Changes in operating assets and liabilities:
Accounts receivable	(34,606)	—
Inventory	(47,597)	—
Accounts payable and accrued expenses	57,398	5,405
Deferred revenue	126,202	—
Accrued interest payable	8,023	2,411
Net cash provided by / (used in) operating activities	(74,055)	8,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(39,453)	—
Net cash used in investing activities	(39,453)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving note due to related party	—	200,000
Issuance of common stock for cash	—	28,675
Due to related party	13,622	—
Redemption for common stock	(10)	—
Net cash provided by financing activities	13,612	228,675
Net increase in cash	(99,896)	237,129
Cash at beginning of period	170,561	—
Cash at end of period	$70,665	$237,129

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$250,000	$-

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Basis of Presentation - The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2011 included in our Annual Report on Form 10-K. The results of the three and six month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending September 30, 2012.

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

The Company performed a review of its material tax positions. During the three months ended March 31, 2012 and 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2012 and September 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2012, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Cash and cash equivalents - Cash includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2012. The Company had no cash equivalents as of March 31, 2012 and September 30, 2011.

Fair Value of Financial Instruments - The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	· Level 1 observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	· Level 2 include other inputs that are directly or indirectly observable in the marketplace.
-	· Level 3 unobservable inputs which are supported by little or no market activity.

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2012.

Equipment- Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows: machinery 2 to 5 years and trade show booths 3 to 5 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Revenue Recognition –The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients. In connection with our services arrangements, we are paid in advance for service which are incurred. These amounts ar classified as deferred revenue and amortized over the over term of the agreement.

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

Recently Accounting Guidance Adopted

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. The adoption of this new guidance do not have material impacts on our financial statements.

Recent Accounting Guidance Not Yet Adopted

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

.

NOTE 3 – EQUIPMENT

Equipment comprises of the following at March 31, 2012 and September 30, 2011.

	March 31,	September 30,
	2012	2011

Machinery	$87,353	$47,900
Trade Show Booths	17,037	17,037
	104,390	64,937
Less accumulated depreciation	(20,101)	(1,839)
Total	$84,289	$63,098

For the six months ending March 31, 2012 and 2011, depreciation expense was $18,261 and zero, respectively. For the three months ending March 31, 2012 and 2011, depreciation expense was $10,050 and zero, respectively.

NOTE 4 – REVOLVING NOTE PAYABLE AND ACCRUED INTEREST, RELATED PARTY

On May 3, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”), a related party of the Company.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of March 31, 2012 and September 30, 2011, the outstanding principal on the Revolving Note was $200,000. As of March 31, 2012 and September 30, 2011, the accrued interest on the Revolving Notes was $18,455 and $10,432, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,470,250 shares issued and outstanding as of March 31, 2012. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In quarter ending September 30, 2011, the Company issued 130,000 shares of its common stock for services received by an unrelated party. In quarter ending March 31, 2012, the Company issued 53,500 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on February 14, 2013 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of March 31, 2012, no shares of preferred stock were issued.

Stock Incentive Plan

On the March 5, 2012, the action to adopt our 2012 Stock Incentive Plan (the “2012 Plan”) was approved by written consent of holders representing approximately 91% of the outstanding shares of our common stock. On March 5, 2012, our board of directors approved the 2012 Plan. The 2012 Plan is attached to this Form 8-K as Exhibit A.

The approval of the 2012 Plan required such board approval and the affirmative vote of a majority of our outstanding shares of common stock. Such requirements have been met so no vote or further action of our stockholders is required to approve the adoption of the 2012 Plan. Our board of directors approved the 2012 Plan to ensure that we have adequate ways in which to provide stock based compensation to our directors, officers, employees and consultants. Our board of directors believes that the ability to grant stock-based compensation, such as stock options and stock grants, is important to our future success. The grant of such stock-based compensation can motivate high levels of performance and provide an effective means of recognizing employee and consultant contributions to our success. In addition, stock-based compensation can be valuable in recruiting and retaining highly qualified technical and other key personnel who are in great demand, as well as rewarding and providing incentives to our current employees and consultants.

Because awards under the 2012 Plan are discretionary, benefits or amounts that will hereinafter be received by or allocated to our chief executive officer, our named executive officers, our current executive officers as a group, our non-executive directors as a group, and our employees who are not executive officers, are not presently determinable.

The principal terms and features of the 2012 Plan are summarized below. The following is a summary description of the salient terms, conditions and features of the 2012 Plan and is qualified by the text of the plan.

General; Types of Awards; Number of Shares

The 2012 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our commons stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants. A total of 5,000,000 shares of our common stock are reserved for issuance upon exercise of awards granted under the 2012 Plan. The 2012 Plan will terminate as to grants of awards after 10 years from the effective date, unless it is terminated earlier by our board of directors.

The 2012 Plan will be administered by our board of directors or a committee of our board of directors (the “Administrator”) as provided in the 2012 Plan. The Administrator will have the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. The Administrator will be authorized to interpret the 2012 Plan, to establish, amend, and rescind any rules and regulations relating to the 2012 Plan, to determine the terms of agreements entered into with recipients under the 2012 Plan, and to make all other determinations that may be necessary or advisable for the administration of the 2012 Plan.

Options and other awards may be granted under the 2012 Plan to directors, officers, employees and consultants of our company and any of our subsidiaries, provided that the services of such consultants are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our securities. At the date of this prospectus, all of our officers, directors and employees would have been eligible to receive awards under the 2012 Plan.

The exercise price per share of our common stock purchasable upon exercise of any stock option or SAR will be determined by the Administrator, but cannot in any event be less than 100% of the fair market value of our common stock on the date the award is granted. The Administrator will determine the term of each stock option or SAR (subject to a maximum term of 10 years) and each option or SAR will be exercisable pursuant to a vesting schedule determined by the Administrator. The grants and the terms of ISOs will be restricted to the extent required for qualification as ISOs by the U.S. Internal Revenue Code of 1986, as amended. Subject to approval of the Administrator, options or SARs may be exercised by payment of the exercise price in cash, shares of common stock or pursuant to a “cashless exercise” through a broker-dealer under an arrangement approved by the Administrator. The Administrator may require the grantee to pay to us any applicable withholding taxes that we are required to withhold with respect to the grant or exercise of any option. The withholding tax may be paid in cash or, subject to applicable law, the Administrator may permit the grantee to satisfy these obligations by the withholding or delivery of shares of our common stock. We may withhold from any shares of our common stock that may be issued pursuant to an option or from any cash amounts otherwise due from us to the recipient of the option an amount equal to such taxes.

Restricted shares may be sold or awarded for consideration determined by the Administrator, including cash, full-recourse promissory notes, as well as past and future services. Any award of restricted shares will be subject to a vesting schedule determined by the Administrator. Any restricted shares that are not vested will be subject to rights of repurchase, rights of first refusal or other restrictions as determined by the Administrator. In general, holders of restricted shares will have the same voting, dividend and other rights as our other stockholders.

In the event of any change affecting shares of our common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, the Administrator will make substitutions or adjustments in the aggregate number of shares that may be distributed under the 2012 Plan, and in the number and types of shares subject to, and the exercise prices under, outstanding awards granted under the 2012 Plan, in accordance with Section 10 and other provisions of the 2012 Plan.

Unless otherwise permitted by the 2012 Plan and approved by the Administrator as permitted by the 2012 Plan, no award will be assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an award may be exercised only by the grantee.

Our board of directors may amend the 2012 Plan in any and all respects without stockholder approval, except as such stockholder approval may be required under applicable law or pursuant to the listing requirements of any national market system or securities exchange on which our equity securities may be listed or quoted.

Unless sooner terminated by our board of directors, the 2012 Plan will terminate as to further grants of awards on March 5, 2022. Awards under the 2012 Plan will be made by the Administrator. The Administrator does not currently have plans to grant stock options or other awards to any individual or group of individuals under the 2012 Plan.

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

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2011 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Business History and Background

DigiPath, a Nevada corporation, was incorporated on October 5, 2010 in Nevada.

During January, 2011, the Company no longer was considered a development stage company as it began recognizing revenue for its advisory services to a handful of healthcare clients.

On May 3, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of the date of the Revolving Note, $200,000 was deemed outstanding under the Revolving Note.

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

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

-	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
-	those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended September 30, 2011. We have not changed these policies from those previously disclosed.

Results of Operation

Three Months Ended March 31, 2012 and 2011

Revenues

For the three months ended March 31, 2012 and 2011, the Company had $105,300 and $30,000 of revenues. These revenues consisted of product sales for the three months ended March 31, 2012 and advisory service fees from clients for the three months ended March 31, 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of sales was $89,053 and zero for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $214,968 and $19,112 for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, the expenses consisted primarily of costs associated with professional services, development, and travel expenses. For the three months ended March 31, 2011, the expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $3,989 and $2,411 for the three months ended March 31, 2012 and 2011, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Six Months Ended March 31, 2012 and 2011

Revenues

For the six months ended March 31, 2012 and 2011, the Company had $142,311 and $30,000 of revenues, respectively. These revenues consisted of product sales and advisory service fees for the six months ended March 31, 2012 and advisory service fees from clients for the six months ended March 31, 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of sales was $89,053 and zero for the six months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $254,573 and $32,951 for the six months ended March 31, 2012 and 2011, respectively.  For the six months ended March 31, 2012, the expenses consisted primarily of costs associated with professional services, development, and travel expenses. For the six months ended March 31, 2011, the expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $8,022 and $2,411 for the six months ended March 31, 2012 and 2011, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $268,233, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of March 31, 2012 were $449,854 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2012 and 2011:

	2012	2011
Operating Activities	$(74,055)	$8,454
Investing Activities	(39,453)	—
Financing Activities	13,612	228,675
Net increase (decrease) on Cash	$(99,896)	$237,129

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

Capital Expenditures

We had $39,453 and zero of capital expenditures for the six months ended March 31, 2012 and 2011, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

5,130,000 of the 5,470,250 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIGIPATH, INC.

Date: May 11, 2012	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.