Form 10-Q
period 2012-06-30
DigiPath,Inc.
filed 2012-08-14
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $.001 par value	5,516,400

 PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	September 30, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$198,779	$170,561
Accounts receivable	49,038	31,077
Prepaid expense	8,332	—
Inventory	22,079	—
TOTAL CURRENT ASSETS	278,228	201,638
Equipment, net of accumulated depreciation	40,512	63,098

TOTAL ASSETS	$318,740	$264,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$52,853	$30,678
Deferred revenue	150,553	—
Revolving note payable and accrued interest, related party	322,444	210,432
Due to related party	45,047	3,500
TOTAL CURRENT LIABILITIES	570,897	244,610

STOCKHOLDERS’ EQUITY/ (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and September 30, 2011	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,516,400 and 5,426,750 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively	5,516	5,427
Note receivable for stock purchase	(250,000)	—
Additional paid in capital	330,364	42,248
Accumulated deficit	(338,037)	(27,549)
TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(252,157)	20,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,740	$264,736

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$62,354	$30,000	$204,665	$60,000
COST OF SALES	43,541	—	132,594	—
GROSS PROFIT	18,813	30,000	72,071	60,000
OPERATING EXPENSES:
General and administrative expenses	116,304	29,803	370,877	62,754
INCOME/(LOSS) FROM OPERATIONS	(97,491)	197	(298,806)	(2,754)
Interest expense	(3,660)	(3,989)	(11,682)	(6,400)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(101,151)	(3,792)	(310,488)	(9,154)
Provision for income taxes	—		—

NET INCOME/(LOSS)	$(101,151)	(3,792)	$(310,488)	(9,154)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.02)	$0.00	$(0.06)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,471,129	5,296,750	5,455,741	5,111,281

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(310,488)	$(9,154)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	26,098	209
Common stock issued for services	8,215	6,000
Loss on write off of equipment	37,801	—
Changes in operating assets and liabilities:
Accounts receivable	(17,962)	(18,530)
Inventory	(30,411)	—
Accounts payable and accrued expenses	22,175	28,586
Deferred revenue	150,553	—
Accrued interest payable	12,011	6,400
Net cash provided by / (used in) operating activities	(102,008)	13,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	(41,311)	(5,025)
Net cash used in investing activities	(41,311)	(5,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving note due to related party	100,000	200,000
Redemption for common stock	(10)	—
Issuance of common stock for cash	30,000	28,675
Due to related party	41,547	—
Net cash provided by financing activities	171,537	228,675
Net increase in cash	28,218	237,161
Cash at beginning of period	170,561	—
Cash at end of period	$198,779	$237,161

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$250,000	$—

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

Basis of Presentation –The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2011 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending September 30, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates –

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

Income Taxes –

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

The Company performed a review of its material tax positions. During the three months ended June 30, 2012 and 2011, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2012 and September 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2012, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Cash and cash equivalents –

Cash includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2012. The Company had no cash equivalents as of June 30, 2012 and September 30, 2011.

Fair Value of Financial Instruments –

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

The Company had no such assets or liabilities recorded to be valued on the basis above at June 30, 2012.

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

Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, Overall, SEC Materials (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients. In connection with our services arrangements, we are paid in advance for services which are incurred. These amounts are classified as deferred revenue and amortized over the over term of the agreement.

Net Loss Per Share –

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

Stock Compensation for Services Rendered –

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

Going Concern –

The Company sustained operating losses during the three and nine months ended June 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The Company’s did not expect adoption of this accounting guidance will have a material impact on its financial statements and related disclosures.

NOTE 3 – EQUIPMENT

Equipment comprises of the following at June 30, 2012 and September 30, 2011.

	June 30,	September 30,
	2012	2011
	(Unaudited)
Machinery	$42,739	$47,900
Trade Show Booths	13,359	17,037
	56,098	64,937
Less accumulated depreciation	(15,586)	(1,839)
Total	$40,512	$63,098

For the nine months ending June 30, 2012 and 2011, depreciation expense was $26,098 and $209, respectively. For the three months ending June 30, 2012 and 2011, depreciation expense was $7,835 and $209, respectively.

NOTE 4 – REVOLVING NOTE PAYABLE AND ACCRUED INTEREST, RELATED PARTY

On May 3, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”), a related party of the Company.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of June 30, 2012 and September 30, 2011, the outstanding principal on the Revolving Note was $300,000 and $200,000, respectively. As of June 30, 2012 and September 30, 2011, the accrued interest on the Revolving Notes was $22,444 and $10,432, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,516,400 shares issued and outstanding as of June 30, 2012. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In quarter ending September 30, 2011, the Company issued 130,000 shares of its common stock for services received by an unrelated party. In quarter ending March 31, 2012, the Company issued 53,500 shares of its common stock for services received by an unrelated party. In the quarter ending June 30, 2012, the Company issued 40,000 shares of its common stock for $30,000 and 6,150 shares of its common stock for services amounting to $615.

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

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of June 30, 2012, no shares of preferred stock were issued.

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

On May 3, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of the date of the Revolving Note, $300,000 was deemed outstanding under the Revolving Note.

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

Results of Operation

Three Months Ended June 30, 2012 and 2011

Revenues

For the three months ended June 30, 2012 and 2011, the Company had $62,354 and $30,000 of revenues. These revenues consisted of product sales for the three months ended June 30, 2012 and advisory service fees from clients for the three months ended June 30, 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of sales was $43,541 and zero for the three months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $116,304 and $29,803 for the three months ended June 30, 2012 and 2011, respectively.  For the three months ended June 30, 2012, the expenses consisted primarily of costs associated with professional services, development, and travel expenses. For the three months ended June 30, 2011, the expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $3,660 and $3,989 for the three months ended June 30, 2012 and 2011, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Nine months Ended June 30, 2012 and 2011

Revenues

For the nine months ended June 30, 2012 and 2011, the Company had $204,665 and $60,000 of revenues, respectively. These revenues consisted of product sales and advisory service fees for the nine months ended June 30, 2012 and advisory service fees from clients for the nine months ended June 30, 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of sales was $132,594 and zero for the nine months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $370,877 and $62,754 for the nine months ended June 30, 2012 and 2011, respectively.  For the nine months ended June 30, 2012, the expenses consisted primarily of costs associated with professional services, development, and travel expenses. For the nine months ended June 30, 2011, the expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $11,682 and $6,400 for the nine months ended June 30, 2012 and 2011, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of June 30, 2012, the Company had assets equal to $318,740, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of June 30, 2012 were $570,897 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2012 and 2011:

	2012	2011
Operating Activities	$(102,008)	$13,511
Investing Activities	(41,311)	(5,025)
Financing Activities	171,537	228,675
Net increase (decrease) on Cash	$28,218	$237,161

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

Capital Expenditures

We had $41,311 and $5,025 of capital expenditures for the nine months ended June 30, 2012 and 2011, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

5,130,000 of the 5,516,400 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

Our largest stockholder, Eric Stoppenhagen, represents approximately 45% of the voting power of our outstanding capital stock. If the Company sells additional shares will still have only limited rights to participate in our management.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2012, the Company sold an aggregate of 40,000 shares of the Company’s common stock resulting in gross proceeds of $30,000 to the Company. The issuance of the shares of the Company’s common stock were intended to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (“Commission”) under the Securities Act, as the Shares were sold to accredited investors and less and up to 35 other purchases and were not sold through any general solicitation or advertisement.

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

DIGIPATH, INC.

Date: August 13, 2012	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.