Form 10-K
DigiPath,Inc.
filed 2013-01-11
CIK 1502966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐      No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $47,025 (based on the closing sales price of the registrant's common stock on that date).

At January 11, 2013, there were 5,526,400 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

Overview

DigiPath, Inc., a Nevada corporation (“DigiPath,” “Company,” “we,” “us,” or “our”), was incorporated on October 5, 2010 in Nevada. .

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2013.  All advances shall be paid on or before March 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of September 30, 2012, $326,784 was deemed outstanding under the Revolving Note.

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

As of September 30, 2012, 5,119,650 of the 5,516,400 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

Our common stock is currently listed on the OTC Bulletin Board and OTC Markets and is considered a "penny stock." The OTC Bulletin Board and OTC Markets are generally regarded as a less efficient trading market than the NASDAQ Capital Market or Global Markets or the New York Stock Exchange.

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

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market in the future.

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

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended September 30, 2012:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$1.50	$0.75
Fourth Quarter	$1.01	$0.30

Holders

On January 11, 2013, the closing sales price of our common stock as reported on the OTCBB was $0.70 per share. As of January 11, 2013, there were approximately 65 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Common or Preferred Stock.

Common Stock

We are authorized to issue up to 50,000,000 shares of our common stock, $.001 par value per share (“common stock”), of which 5,526,400 shares of common stock are currently outstanding. Voting rights for the common stock are not cumulative. Upon our liquidation, dissolution or winding up, our assets, after the payment of liabilities, will be distributed pro rata to the holders of the common stock after distribution is made of any class of stock with priority over the common stock. The holders of the common stock do not have preemptive rights to subscribe for additional shares of common stock. The shares of common stock presently outstanding are fully paid and non-assessable. Holders of common stock are entitled to share equally in dividends when, as and if declared by our Board of Directors out of funds legally available.

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

Transfer Agent

Our current transfer agent is:

Issuer Direct Corp.

500 Perimeter Park Dr.

Suite D

Morrisville NC 27560

919-481-4000 x122 Main

646-225-7104 Fax

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

In June 2012, we completed a private placement to a certain accredited investor pursuant to which, we sold 40,000 shares of our common stock resulting in gross proceeds of $30,000 to us.

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

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2013.  All advances shall be paid on or before March 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of September 30, 2012, $326,784 was deemed outstanding under the Revolving Note.

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

Fiscal Years 2012 and 2011

Results from Operations

Revenues

Revenues for the years ending 2012 and 2011 were $391,700 and $95,908, respectively. These revenues consisted of product sales for 2012 and advisory service fees from clients for 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of Sales for the years ending 2012 and 2011 were $222,216 and zero, respectively. The increase in cost of sales were attributed to the transition from a consulting services to selling digital pathology hardware and software solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $479,153 and $113,025 for 2012 and 2011, respectively.  The expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $16,022 and $10,432 for 2012 and 2011, respectively, which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $351,249, comprising of cash, accounts receivable and equipment. The Company's current liabilities as of September 30, 2012 were $617,199 comprising of accounts payable, accrued expenses, notes payable, accrued interest payable, and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for 2012 and 2011:

	2012	2011
Operating Activities	$(63,679)	$3,323
Investing Activities	(41,311)	(64,937)
Financing Activities	130,000	232,175
Net increase on Cash	$25,010	$170,561

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data

DIGIPATH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigiPath, Inc.

We have audited the accompanying balance sheets of DigiPath, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related statement of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiPath, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Anton & Chia, LLP

Newport Beach, CA

January 11, 2013

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash	$195,571	$170,561
Accounts receivable	77,412	31,077
Inventory	49,341	—
TOTAL CURRENT ASSETS	322,324	201,638
Equipment, net	28,925	63,098

TOTAL ASSETS	$351,249	$264,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$75,663	$30,678
Deferred revenue	168,799	—
Revolving note payable and accrued interest, related party	326,784	210,432
Due to related party	45,953	3,500
TOTAL CURRENT LIABILITIES	617,199	244,610

STOCKHOLDERS’ EQUITY/ (DEFICIT):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and 2011	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,516,400 and 5,426,750 shares issued and outstanding at September 30, 2012 and 2011, respectively	5,516	5,427
Note receivable for stock purchase	(250,000)	—
Additional paid in capital	331,774	42,248
Accumulated deficit	(353,240)	(27,549)
TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)	(265,950)	20,126

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$351,249	$264,736

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

CONDENSED STATEMENT OF OPERATIONS

	September 30,
	2012	2011

REVENUES	$391,700	$95,908
COST OF SALES	222,216	—
GROSS PROFIT	169,484	95,908
OPERATING EXPENSES:
General and administrative expenses	479,153	113,025
INCOME/(LOSS) FROM OPERATIONS	(309,669)	(17,117)
Interest expense	(16,022)	(10,432)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(325,691)	(27,549)
Provision for income taxes	—	—

NET INCOME/(LOSS)	$(325,691)	(27,549)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.06)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,472,081	5,192,442

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM OCTOBER 5, 2010 (INCEPTION)

THROUGH SEPTEMBER 30, 2012

	Preferred Stock		Common Stock		APIC	Note Receivable for Stock Purchase	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at October 5, 2010	—	$—	—	$—	$—	—	$—	$—
Founder shares issued for services on October 8, 2010	—	—	5,000,000	5,000	—	—	—	5,000
Common stock issued for cash	—	—	286,750	287	28,388	—	—	28,675
Common stock issued for services			140,000	140	13,860	—		14,000
Net loss	—	—	—	—	—	—	(27,549)	(27,549)
Balance at September 30, 2011	—	$—	5,426,750	$5,427	$42,248	—	$(27,549)	$20,126
Cancelation of shares founder shares	—	—	(2,500,000)	(2,500)	2,500	—	—	—
Issuance of shares for recourse loan	—	—	2,500,000	2,500	247,500	(250,000)	—	—
Common stock issued for cash	—	—	40,000	40	29,960	—	—	30,000
Common stock issued for services			49,650	49	9,566	—	—	9,615
Net loss	—	—	—	—	—	—	(325,691)	(325,691)
Balance at September 30, 2012	—	$—	5,516,400	$5,516	$331,774	$(250,000)	$(353,240)	$(265,950)

The accompanying notes are an integral part of these financial statements

DIGIPATH, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(325,691)	$(27,549)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	33,110	1,839
Common stock issued for services	9,615	19,000
Loss on write off of equipment	42,374	—
Changes in operating assets and liabilities:
Accounts receivable	(46,335)	(31,077)
Inventory	(49,341)	—
Accounts payable and accrued expenses	44,985	30,678
Deferred revenue	168,799	—
Due to related party	42,453	3,500
Accrued interest payable	16,352	10,432
Net cash provided by / (used in) operating activities	(63,679)	6,823

INVESTING ACTIVITIES:
Equipment purchases	(41,311)	(64,937)
Net cash used in investing activities	(41,311)	(64,937)

FINANCING ACTIVITIES:
Proceeds from revolving note due to related party	100,000	200,000
Issuance of common stock for cash	30,000	28,675
Net cash provided by financing activities	130,000	228,675
Net increase in cash	25,010	170,561
Cash at beginning of period	170,561	—
Cash at end of period	$195,571	$170,561

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$250,000	$—

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through September 30, 2012, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2011, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through September 30, 2012, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2012, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with an original maturity of three months or less as of September 30, 2012. The Company had no cash equivalents as of September 30, 2012 and September 30, 2011.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2012.

Equipment -

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

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method.

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

Recently Accounting Guidance Adopted -

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive income”. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. The adoption of this new guidance does not have material impacts on our financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for us beginning July 1, 2012 and adoption of this accounting guidance does not have a material impact to our financial statements and related disclosures.

In July, 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on its financial statements and related disclosures.

NOTE 3 – EQUIPMENT

Equipment comprises of the following at September 30, 2012 and September 30, 2011.

	September 30,	September 30,
	2012	2011

Machinery	$35,420	$47,900
Trade Show Booths	13,359	17,037
	48,779	64,937
Less accumulated depreciation	(19,854)	(1,839)
Total	$28,925	$63,098

For the years ending September 30, 2012 and 2011, depreciation expense was $33,110 and $1,839, respectively.

NOTE 4 – DEFERRED REVENUE

Deferred revenue for the years ended September 30, 2012 consisted of $132,868 for products yet delivered and $35,931 for accrued software support. Deferred revenue for the years ended September 30, 2011 was zero.

NOTE 5 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of September 30, 2012 and 2011, the Company owed Mr. Stoppenhagen $45,953 and $3,500, respectively, for expenses and compensation.

NOTE 6 – RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2013.  All advances shall be paid on or before March 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of September 30, 2012, the outstanding principal on the Revolving Note was $300,000. As of September 30, 2012, the accrued interest on the Revolving Notes was $26,784.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2012). As of September 30, 2012, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,516,400 shares issued and outstanding as of June 30, 2012. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In quarter ending September 30, 2011, the Company issued 130,000 shares of its common stock for services received by an unrelated party. In quarter ending March 31, 2012, the Company issued 43,500 shares of its common stock for services received by an unrelated party for $5,350. In the quarter ending June 30, 2012, the Company issued 40,000 shares of its common stock for $30,000 and 6,150 shares of its common stock for services amounting to $4,265.

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

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of September 30, 2012, no shares of preferred stock were issued.

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

NOTE 9 - INCOME TAX

The deferred tax asset as of the year ended September 30, 2012 and 2011 consisted of the following:

	2012	2011
Net operating loss carry forwards	$133,208	$11,268
Less valuation allowance	(133,208)	(11,268)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s loss. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of September 30, 2012 and 2011, the Company has net operating loss carry forward of approximately $325,691 and $27,549, respectively, which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2012 and 2011 is as follows:

2012 and 2011
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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of September 30, 2012, and their positions with the Company, are as follows:

Name	Age	Position

Eric Stoppenhagen	39	President, Chief Financial Officer, Secretary, Treasurer and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended September 30, 2012, all of our executive officers and directors and greater than ten percent stockholders have complied with all Section 16(a) filing requirements.

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

All employees are expected to read and understand this Code, uphold these standards in day-to-day activities, comply with all applicable policies and procedures, and ensure that all contractors, representatives and agents are aware of, understand and adhere to these standards.

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

 The following table and related footnotes show the compensation paid during the fiscal years ended September 30, 2012 and 2011.

 SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Eric Stoppenhagen (1) President	2012 2011	$7,500 N/A	N/A N/A	N/A N/A	N/A N/A

On February 15, 2012, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Registrant engaged Mr. Stoppenhagen to serve as President. Mr. Stoppenhagen shall receive a $5,000 per month plus $500 per month as a reimbursement for medical insurance. These amounts shall be accrued until such time as the company has a positive net income and positive cash flow in consideration of the services described above. As of September 30, 2012, Mr. Stoppenhagen has $30,000 of accrued unpaid compensation.

Outstanding Equity Awards at Fiscal Year-End September 30, 2012

None

Options Exercised and Year-End Option Values

None

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

None

Compensation of Directors

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 11, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Steve Barbee 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	2,500,000	2,500,000

Eric Stoppenhagen(2) 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	2,500,000	45.24%

All Officers and Directors as a group	2,500,000	92.14%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (5,526,400), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.
(2)	Officer and director of the Company.

Equity Compensation Plan Information

None

Changes in Control Arrangements

There existed no change in control arrangements at September 30, 2012.

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

On February 14, 2011, we entered into a Revolving Note with NYX. Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of September 30, 2012, $326,784 was deemed outstanding under the Revolving Note.

On February 15, 2012, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Registrant engaged Mr. Stoppenhagen to serve as President. Mr. Stoppenhagen shall receive a $5,000 per month plus $500 per month as a reimbursement for medical insurance. These amounts shall be accrued until such time as the company has a positive net income and positive cash flow in consideration of the services described above.

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

Audit Fees

The aggregate fees billed by and paid to Anton & Chia for the audit of the Company’s financial statements in the years ended September 30, 2012 and 2011, the reviews of the quarterly reports on Form 10-Q for the same fiscal year and statutory and regulatory filings was $6,000 and $3,375, respectively.

Audit-Related Fees

There were no fees billed by Anton & Chia for audit-related services for the years ended September 30, 2012 and 2011.

Tax Fees

The aggregate fees billed by Anton & Chia for tax-related services for the years ended September 30, 2012 and 2011 was zero.

All Other Fees

There were no fees billed by Anton & Chia for other services not described above for the years ended September 30, 2012 and 2011.

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

DigiPath, Inc.

Date: January 11, 2013	By:

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

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	January 11, 2013
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chairman	January 11, 2013

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of October 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed July 15, 2011)
*3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed July 15, 2011)
*4.1	Stock Incentive Plan. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 9, 2012)
*10.1	Revolving Promissory Note dated February 14, 2011. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10SB12G filed July 15, 2011)
*10.2	Consulting, Confidentiality and Proprietary Rights Agreement between Eric Stoppenhagen and DigiPath, Inc. dated February 15, 2012. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 17, 2012)
*10.3	Consulting, Confidentiality and Proprietary Rights Agreement between Steve Barbee and DigiPath, Inc. dated February 15, 2012. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2012)
31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*      Previously filed.