Form 10-Q
period 2012-12-31
DigiPath,Inc.
filed 2013-02-19
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2013
Common Stock, $.001 par value	5,526,400

INDEX

 PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$52,688	$195,571
Accounts receivable	50,750	77,412
Inventory	115,781	49,341
Prepaid	12,050	—
TOTAL CURRENT ASSETS	231,269	322,324
Equipment, net	21,913	28,925

TOTAL ASSETS	$253,182	$351,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$93,276	$75,663
Deferred revenue	191,580	168,799
Revolving note payable and accrued interest, related party	211,130	326,784
Due to related party	119,638	45,953
TOTAL CURRENT LIABILITIES	615,624	617,199

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,526,400 and 5,516,400 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	5,526	5,516
Note receivable for common stock acquired	(250,000)	(250,000)
Additional paid in capital	341,564	331,774
Accumulated deficit	(459,532)	(353,240)
TOTAL STOCKHOLDERS’ DEFICIT	(362,442)	(265,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,182	$351,249

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	December 31,
	2012	2011

REVENUES	$105,021	$37,011
COST OF SALES	39,164	—
GROSS PROFIT	65,857	37,011
OPERATING EXPENSES:
General and administrative expenses	165,533	39,605
LOSS FROM OPERATIONS	(99,676)	(2,594)
Interest and other expense	(6,616)	(4,033)
LOSS BEFORE PROVISION FOR INCOME TAXES	(106,292)	(6,627)
Provision for income taxes	—

NET LOSS	$(106,292)	(6,627)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.02)	$0.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,526,291	5,416,750

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(106,292)	$(6,627)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	7,012	8,212
Common stock issued for services	9,800	—
Changes in operating assets and liabilities:
Accounts receivable	26,661	3,245
Inventory	(66,440)	(122,750)
Prepaid	(12,050)	—
Accounts payable and accrued expenses	17,613	48,776
Deferred revenue	22,781	92,548
Due to related party	73,686	8,827
Accrued interest payable	4,346	4,033
Net cash provided by / (used in) operating activities	(22,883)	36,264

INVESTING ACTIVITIES:
Equipment purchases	—	(14,788)
Net cash used in investing activities	—	(14,788)

FINANCING ACTIVITIES:
Repayment of revolving note due to related party	(120,000)	—
Net cash used in financing activities	(120,000)	—
Net increase / (decrease) in cash	(142,883)	21,476
Cash at beginning of period	195,571	170,561
Cash at end of period	$52,688	$192,037

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

Basis of Presentation –

The accompanying unaudited condensed interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three period ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through December 31, 2012, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2012, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through December 31, 2012, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2012, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2012. The Company had no cash equivalents as of December 31, 2012 and September 30, 2012.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at December 31, 2012.

Equipment

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

Going Concern –

The Company sustained operating losses during the three months ended December 31, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – INVENTORY

Inventory at December 31, 2012 and September 30, 2012 is $115,782 and $49,341, respectively. There are no allowance for inventory obsolescence at December 31, 2012 and September 30, 2012.

NOTE 4 – EQUIPMENT

Equipment comprises of the following at December 31, 2012 and September 30, 2012.

	December 31 2012 (Unaudited)	September 30, 2012

Machinery	$35,420	$35,420
Trade Show Booths	13,359	13,359
	48,779	48,779
Less accumulated depreciation	(26,866)	(19,854)
Total	21,913	28,925

For the three months ending December 31, 2012 and 2011, depreciation expense was $7,012 and $8,212, respectively.

NOTE 5 – DEFERRED REVENUE

Deferred revenue at December 31, 2012 and September 30, 2012 consisted of $135,825 and $132,869 for products yet delivered and $55,754 and $35,931 for accrued software support, respectively.

NOTE 6 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of December 31, 2012, the Company owed Mr. Stoppenhagen $94,519 for expenses and compensation.

NOTE 7 – RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer. Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2013. All advances shall be paid on or before March 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of December 31, 2012, the outstanding principal on the Revolving Note was $180,000. As of December 31, 2012, the accrued interest on the Revolving Notes was $31,130.

NOTE 8 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of December 31, 2012). As of December 31, 2012, 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,526,400 shares issued and outstanding as of December 31, 2012. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to December 31, 2012, the Company issued 199,650 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on February 18, 2013 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

On October 1, 2012, the Company issued 10,000 shares to a consultant and recognized $9,800 stock compensation expense.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of December 31, 2012, no shares of preferred stock were issued.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2012 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2012 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended September 30, 2012. We have not changed these policies from those previously disclosed.

Results of Operation

Three Months Ended December 31, 2012 and 2011

Revenues

For the three months ended December 31, 2012 and 2011, the Company had $105,021 and $37,011 of revenues. These revenues consisted of product sales for the three months ended December 31, 2012 and advisory service fees from clients for the three months ended December 31, 2011. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations. In October 2011, we commenced selling our digital pathology solutions. In the future, we will focus on selling our digital pathology solutions and focus less on advisory services.

Cost of Sales

Cost of sales was $39,164 and zero for the three months ended December 31, 2012 and 2011, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $165,533 and $39,605 for the three months ended December 31, 2012 and 2011, respectively.  For the three months ended December 31, 2012, the expenses consisted primarily of costs associated with professional services, development, and travel expenses. For the three months ended December 31, 2011, the expenses consisted primarily of cost of providing consulting services, marketing, professional services and travel expenses.

Interest Income and Other, Net

Interest expense was $4,346 and $4,032 for the three months ended December 31, 2012 and 2011, respectively which related to interest accrued on borrowings from the related party revolving note payable. Gain on exchange loss was $2,269 and zero for the three months ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $253,182, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of December 31, 2012 were $615,624 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2012 and 2011:

	2012	2011
Operating Activities	$(22,883)	$36,264
Investing Activities	—	(14,788)
Financing Activities	(120,000)	—
Net increase (decrease) on Cash	$(142,883)	$21,476

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

Capital Expenditures

We had zero and $14,788 of capital expenditures for the three months ended December 31, 2012 and 2011, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

5,140,000 of the 5,526,400 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIGIPATH, INC.

Date: February 18, 2013	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.