Form 10-Q
period 2013-03-31
DigiPath,Inc.
filed 2013-05-20
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2013
Common Stock, $.001 par value	5,526,400

 PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$75,535	$195,571
Accounts receivable	47,606	77,412
Inventory	133,156	49,341
Prepaid	1,200	—
TOTAL CURRENT ASSETS	257,497	322,324
Equipment, net	14,901	28,925

TOTAL ASSETS	$272,398	$351,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$137,331	$75,663
Deferred revenue	273,288	168,799
Revolving note payable and accrued interest, related party	177,689	326,784
Due to related party	149,513	45,953
TOTAL CURRENT LIABILITIES	737,821	617,199

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,526,400 and 5,516,400 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	5,526	5,516
Note receivable for common stock acquired	(250,000)	(250,000)
Additional paid in capital	341,564	331,774
Accumulated deficit	(562,513)	(353,240)
TOTAL STOCKHOLDERS’ DEFICIT	(465,423)	(265,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$272,398	$351,249

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

REVENUES	$201,836	$105,300	$306,856	$142,311
COST OF SALES	143,627	89,053	182,791	89,053
GROSS PROFIT	58,209	16,247	124,065	53,258
OPERATING EXPENSES:
General and administrative expenses	157,922	214,968	323,454	254,573
INCOME/(LOSS) FROM OPERATIONS	(99,713)	(198,721)	(199,389)	(201,315)
Interest and other expense	(3,268)	(3,989)	(9,884)	(8,022)
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	(102,981)	(202,710)	(209,273)	(209,337)
Provision for income taxes	—	—	—	—

NET INCOME/(LOSS)	$(102,981)	(202,710)	$(209,273)	(209,337)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,526,345	5,469,662	5,526,345	5,448,089

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,273)	$(209,337)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	14,025	18,252
Common stock issued for services	9,800	7,600
Changes in operating assets and liabilities:
Accounts receivable	29,805	(34,606)
Inventory	(83,816)	(47,597)
Prepaid	(1,200)	—
Accounts payable and accrued expenses	61,668	57,398
Due to related party	103,559	13,622
Deferred revenue	104,490	126,202
Accrued interest payable	7,256	8,023
Net cash provided by / (used in) operating activities	36,314	(60,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment purchases	—	(39,453)
Net cash used in investing activities	—	(39,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of revolving note due to related party	(156,350)	—
Net cash provided by financing activities	(156,350)	13,612
Net increase in cash	(120,036)	(99,896)
Cash at beginning of period	195,571	170,561
Cash at end of period	$75,535	$70,665

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$—	$250,000

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through March 31, 2013, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2013, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through March 31, 2013, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of March 31, 2013, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2013. The Company had no cash equivalents as of March 31, 2013 and September 30, 2012.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at March 31, 2013.

Accounts Receivable

The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management’s evaluation of historical and current industry trends. Although the Company expects to fully collect amounts due, actual collections may differ from estimated amounts. The Company estimates an allowance for doubtful accounts based upon a percentage of revenue earned. When the Company expects that there is less than a 10% chance of collection, the Company writes the receivable off to its allowance for doubtful accounts. The Company does not typically accrue interest or fees on past due amounts.

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

Going Concern –

The Company sustained operating losses during the three months ended March 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2013 and September 30, 2012 is $47,606 and $77,412, respectively. There is no allowance for uncollectible accounts at March 31, 2013 and September 30, 2012.

NOTE 4 – INVENTORY

Inventory at March 31, 2013 and September 30, 2012 is $133,156 and $49,341, respectively. There is no allowance for inventory obsolescence at March 31, 2013 and September 30, 2012.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at March 31, 2013 and September 30, 2012.

	March 31, 2013	September 30,2012
	(Unaudited)

Machinery	$35,420	$35,420
Trade Show Booths	13,359	13,359
	48,779	48,779
Less accumulated depreciation	(33,878)	(19,854)
Total	14,901	28,925

For the three months ending March 31, 2013 and 2012, depreciation expense was $7,012 and $10,050, respectively. For the six months ending March 31, 2013 and 2012, depreciation expense was $14,025 and $18,252, respectively.

NOTE 6 – DEFERRED REVENUE

Deferred revenue at March 31, 2013 and September 30, 2012 consisted of $198,224 and $132,869 for products yet delivered and $75,064 and $35,931 for accrued software support, respectively.

NOTE 7 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of March 31, 2013, the Company owed Mr. Stoppenhagen $134,053 for expenses and compensation. As of March 31, 2013, the Company owed Mr. Barbee $15,459 for expenses and compensation.

NOTE 8 – RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer. Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2013. All advances shall be paid on or before March 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of March 31, 2013, the outstanding principal on the Revolving Note was $143,649. As of March 31, 2013, the accrued interest on the Revolving Notes was $34,040.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2013). As of March 31, 2013 and 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,526,400 shares issued and outstanding as of March 31, 2013. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to March 31, 2013, the Company issued 199,650 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on May 20, 2013 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

On October 1, 2012, the Company issued 10,000 shares to a consultant and recognized $9,800 stock compensation expense.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of March 31, 2013, no shares of preferred stock were issued.

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

Results of Operation

Three Months Ended March 31, 2013 and 2012

Revenues

For the three months ended March 31, 2013 and 2012, the Company had $201,836 and $105,300 of revenues. These revenues consisted of product sales of our digital pathology solutions.

Cost of Sales

Cost of sales was $143,627 and $89,053 for the three months ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $157,922 and $214,968 for the three months ended March 31, 2013 and 2012, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Income and Other, Net

Interest expense was $3,268 and $3,989 for the three months ended March 31, 2013 and 2012, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Six Months Ended March 31, 2013 and 2012

Revenues

For the six months ended March 31, 2013 and 2012, the Company had $306,856 and $142,311 of revenues, respectively. These revenues consisted of product sales and advisory service fees. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations.

Cost of Sales

Cost of sales was $182,791 and $89,053 for the six months ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $323,454 and $254,573 for the six months ended March 31, 2013 and 2012, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Income and Other, Net

Interest expense was $9,884 and $8,022 for the six months ended March 31, 2013 and 2012, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of March 31, 2013, the Company had assets equal to $272,398, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of March 31, 2013 were $737,821 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012:

	2013	2012
Operating Activities	$36,314	$(60,443)
Investing Activities	—	(39,453)
Financing Activities	(156,350)	—
Net increase (decrease) on Cash	$(120,036)	$(99,896)

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

Capital Expenditures

We had zero and $39,453 of capital expenditures for the six months ended March 31, 2013 and 2012, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended..

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGIPATH, INC.

Date: May 20, 2013	/s/ ERIC STOPPENHAGEN
Name: Eric Stoppenhagen
Title: President, Secretary and Director

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.