Form 10-Q
period 2013-06-30
DigiPath,Inc.
filed 2013-08-13
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

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

YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2013
Common Stock, $0.001 par value	5,526,400

 PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$10,594	$195,571
Accounts receivable	21,951	77,412
Inventory	154,696	49,341
Prepaid expense	1,200	—
TOTAL CURRENT ASSETS	188,441	322,324
Equipment, net	8,098	28,925

TOTAL ASSETS	$196,539	$351,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$156,904	$75,663
Deferred revenue	175,113	168,799
Revolving note payable and accrued interest, related party	200,751	326,784
Due to related party	187,552	45,953
TOTAL CURRENT LIABILITIES	720,320	617,199

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,526,400 and 5,516,400 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	5,526	5,516
Note receivable for common stock acquired	(250,000)	(250,000)
Additional paid in capital	341,564	331,774
Accumulated deficit	(620,871)	(353,240)
TOTAL STOCKHOLDERS’ DEFICIT	(523,781)	(265,950)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$196,539	$351,249

The accompanying notes are an integral part of these condensed financial statements.

DIGIPATH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$196,906	$62,354	$503,762	$204,665
COST OF SALES	114,831	43,541	297,622	132,594
GROSS PROFIT	82,075	18,813	206,140	72,071
OPERATING EXPENSES:
General and administrative expenses	135,632	116,304	459,087	370,877
LOSS FROM OPERATIONS	(53,557)	(97,491)	(252,947)	(298,806)
Interest and other expense	(4,801)	(3,660)	(14,684)	(11,682)
LOSS BEFORE PROVISION FOR INCOME TAXES	(58,358)	(101,151)	(267,631)	(310,488)
Provision for income taxes	—	—	—	—

NET LOSS	$(58,358)	(101,151)	$(267,631)	(310,488)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,526,400	5,471,129	5,526,363	5,455,741

The accompanying notes are an integral part of these condensed financial statements.

  DIGIPATH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(267,631)	$(310,488)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	20,827	26,098
Common stock issued for services	9,800	8,205
Loss on write off of equipment	—	37,801
Changes in operating assets and liabilities:
Accounts receivable	55,460	(17,962)
Inventory	(105,354)	(30,411)
Prepaid	(1,200)	—
Accounts payable and accrued expenses	81,240	22,175
Due to related party	141,599	41,547
Deferred revenue	6,314	150,553
Accrued interest payable	10,318	12,011
Net cash used in operating activities	(48,627)	(60,471)

INVESTING ACTIVITIES:
Equipment purchases	—	(41,311)
Net cash used in investing activities	—	(41,311)

FINANCING ACTIVITIES:
Issuance of common stock for cash	—	30,000
Proceeds from revolving note due to related party	20,000	100,000
Repayment of revolving note due to related party	(156,350)	—
Net cash provided by / (used in) financing activities	(136,350)	130,000
Net increase / (decrease) in cash	(184,977)	28,218
Cash at beginning of period	195,571	170,561
Cash at end of period	$10,594	$198,779

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$—	$250,000

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2012 included in our Annual Report on Form 10-K. The results of the three and nine month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending September 30, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates –

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through June 30, 2013, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2013, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through June 30, 2013, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2013, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2013. The Company had no cash equivalents as of June 30, 2013 and September 30, 2012.

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

The Company had no such assets or liabilities required to be valued on the basis above at June 30, 2013.

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

Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients. In connection with our services arrangements, we are paid in advance for services which are incurred. These amounts are classified as deferred revenue and amortized over the over term of the agreement.

Net Loss Per Share –

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for the period presented.

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

Going Concern –

The Company sustained operating losses during the three months ended June 30, 2013; and has a stockholders’ deficit of $(523,781) as of June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Recently Accounting Guidance Adopted

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and September 30, 2012 is $21,951 and $77,412, respectively. There is no allowance for uncollectible accounts at June 30, 2013 and September 30, 2012.

NOTE 4 – INVENTORY

Inventory at June 30, 2013 and September 30, 2012 is $154,696 and $49,341, respectively. There is no allowance for inventory obsolescence at June 30, 2013 and September 30, 2012.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at June 30, 2013 and September 30, 2012.

	June 30, 2013	September 30, 2012
	(Unaudited)
Machinery	$35,420	$35,420
Trade Show Booths	13,359	13,359
	48,779	48,779
Less accumulated depreciation	(40,681)	(19,854)
Total	8,098	28,925

For the three months ending June 30, 2013 and 2012, depreciation expense was $6,803 and $7,835, respectively. For the nine months ending June 30, 2013 and 2012, depreciation expense was $20,827 and $26,098, respectively.

NOTE 6 – DEFERRED REVENUE

Deferred revenue at June 30, 2013 and September 30, 2012 consisted of $107,999 and $132,869 for products yet delivered and $67,114 and $35,930 for accrued software support, respectively.

NOTE 7 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of June 30, 2013, the Company owed Mr. Stoppenhagen $170,153 for expenses and compensation. As of June 30, 2013, the Company owed Mr. Barbee $17,399 for expenses and compensation.

NOTE 8 – RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer. Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2013. All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of June 30, 2013, the outstanding principal on the Revolving Note was $163,649. As of June 30, 2013, the accrued interest on the Revolving Notes was $37,102.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2013). As of June 30, 2013 and 2012, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,526,400 shares issued and outstanding as of June 30, 2013. In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to June 30, 2013, the Company issued 199,650 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on August 13, 2013 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

On October 1, 2012, the Company issued 10,000 shares to a consultant and recognized $9,800 stock compensation expense.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of June 30, 2013, no shares of preferred stock were issued.

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

On May 3, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder.

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

Critical Accounting Policies

We prepare our condensed financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

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

Results of Operation

Three Months Ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013 and 2012, the Company had $196,906 and $62,354 of revenues. These revenues consisted of product sales of our digital pathology solutions. The increase was due to our increased sales network.

Cost of Sales

Cost of sales was $114,831 and $43,541 for the three months ended June 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $135,632 and $116,304 for the three months ended June 30, 2013 and 2012, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Expense and Other, Net

Interest expense was $4,801 and $3,660 for the three months ended June 30, 2013 and 2012, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Nine Months Ended June 30, 2013 and 2012

Revenues

For the nine months ended June 30, 2013 and 2012, the Company had $503,762 and $204,665 of revenues, respectively. These revenues consisted of product sales and advisory service fees. The product sales related to the sale of our digital pathology solutions. The advisory services relate to marketing, product development, sales, outreach, and operations.

Cost of Sales

Cost of sales was $297,622 and $132,594 for the nine months ended June 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $459,087 and $370,877 for the nine months ended June 30, 2013 and 2012, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Expense and Other, Net

Interest expense was $14,684 and $11,682 for the nine months ended June 30, 2013 and 2012, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of June 30, 2013, the Company had assets equal to $196,539, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of June 30, 2013 were $720,320 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2013 and 2012:

	2013	2012
Operating Activities	$(48,626)	$(60,471)
Investing Activities	—	(41,311)
Financing Activities	(136,350)	130,000
Net increase (decrease) on Cash	$(184,976)	$28,218

To the extent the Company has a net loss, the Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan. In addition, the Company is dependent upon it related party revolving note payable facility to provide continued working capital funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Capital Expenditures

We had zero and $41,311 of capital expenditures for the nine months ended June 30, 2013 and 2012, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

 Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Condensed Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

We have been in existence for a short period of time. Thus, we have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects. Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We commenced operations on October 5, 2010 as such we have a limited historical operating history. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to increase revenue and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners, acquiring the Digital Pathology consulting and finding customers for such technology. There can be no assurance that we will ever generate sufficient revenues or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We currently are listed on the OTC Bulletin Board. To the extent we are successful, our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and OTCQB and it trades for less than $5.00 per share. The OTCBB and OTCQB are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2013

DIGIPATH, INC.

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