Form 10-K
period 2013-09-30
DigiPath,Inc.
filed 2013-12-30
CIK 1502966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. [ ] Yes     No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]     No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   £

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]  No   [x]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on March 31, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $47,025 (based on the closing sales price of the registrant's common stock on that date).

At December 27, 2013, there were 5,536,400 shares of the Registrant’s common stock outstanding.

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

PART I

Item 1.   Business

Overview

DigiPath, Inc., a Nevada corporation (“DigiPath,” “Company,” “we,” “us,” or “our”), was incorporated on October 5, 2010 in Nevada.

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2014.  All advances shall be paid on or before March 31, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of September 30, 2013, $294,051 was deemed outstanding under the Revolving Note.

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

PathScope™ hardware

DigiPath’s PathScope is affordable, innovative, and reliable digital pathology solution. Depending on configuration, the pricing ranges from $25,000 to $75,000 capital purchase option. The options include capacity (1, 2, 4, 200), objective (2x, 4x, 10x, 20x, 40x, 60x), , barcode, and file format (JPEG, JP2k, TIFF).

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

Competitive Conditions

The digital pathology market is highly competitive, and many of our competitors have greater resources and better name recognition than we do. We primarily compete on affordability, innovation, and reliability. Our competitors in the digital pathology market include, Apollo Telemedicine, Hamamatsu, Nikon, Olympus, Carl Zeiss, OMNYX (owned by GE and UPMC), Leica (owned by Danaher), Phillips, Sakura, Roche, Claro, 3DHistech, Motic, OptraScan and MikroScan.

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

Industry

Digital pathology is the process of creating virtual slides by building digital images of physical tissue samples. Digital pathology allows drug developers, pathologists and researchers to view tissue images through a computer or over a standard Internet connection and can be stored for later interpretation and archiving; and data mining in support of computer aided quantitative histopathology. The digital pathology markets can be categorized by type of tissue (human or animal) and use (clinical or research).

Digital pathology may improve patient care with a faster diagnosis time, more accurate diagnosis, more reproducible diagnosis, and probable lower medical costs. The improvement areas are a result of digital pathology means to provide faster turnaround time, faster access to sub-specialist, fast access to 2nd opinion, and more cost effective medical diagnosis.

Digital pathology is rapidly gaining momentum by reducing laboratory expenses, improve operational efficiency, enhance productivity, and improve treatment decisions and patient care. It is used worldwide in drug development, reference lab, hospital, and academic medical center settings. Applications include education, research, image analysis, archival and retrieval, laboratory information system (“LIS”) integration, secondary consultations, and virtual slide sharing. Today, education and training is the most common use for labs using digital pathology. The biggest barrier to more clinical use is the cost of scanning digital slides, which does not eliminate the need to first prepare glass slides.

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

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of September 30, 2013, we had an accumulated deficit of approximately $682,887.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

As of September 30, 2013, 5,000,000 of the 5,536,400 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale.

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

Quarterly period	High	Low
Fiscal year ended September 30, 2012:
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$1.50	$0.75
Fourth Quarter	$1.01	$0.30
Fiscal year ended September 30, 2013:
First Quarter	$1.15	$0.30
Second Quarter	$1.00	$0.31
Third Quarter	$1.00	$0.35
Fourth Quarter	$1.00	$0.35

Holders

On December 27, 2013, the closing sales price of our common stock as reported on the OTCBB was $1.00 per share. As of December 27, 2013, there were approximately 53 record holders of our common stock. Our transfer agent is Issuer Direct Corporation.

Common or Preferred Stock.

Common Stock

We are authorized to issue up to 50,000,000 shares of our common stock, $.001 par value per share (“common stock”), of which 5,536,400 shares of common stock are currently issued and outstanding. Voting rights for the common stock are not cumulative. Upon our liquidation, dissolution or winding up, our assets, after the payment of liabilities, will be distributed pro rata to the holders of the common stock after distribution is made of any class of stock with priority over the common stock. The holders of the common stock do not have preemptive rights to subscribe for additional shares of common stock. The shares of common stock presently outstanding are fully paid and non-assessable. Holders of common stock are entitled to share equally in dividends when, as and if declared by our Board of Directors out of funds legally available.

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

Transfer Agent

Our current transfer agent is:

Issuer Direct Corp.

500 Perimeter Park Dr.

Suite D

Morrisville NC 27560

919-481-4000 x122 Main

646-225-7104 Fax

Debt Securities.

None.

Other Securities To Be Registered.

None.

Recent Sale of Unregistered Securities.

In October 2012, we issued 10,000 shares of our common stock for services.

In March 2013, we issued 10,000 shares of our common stock for services.

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

On February 14, 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”). Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX Capital Advisors, Inc. as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2014.  All advances shall be paid on or before March 31, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of September 30, 2013, $294,051 was deemed outstanding under the Revolving Note.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Fiscal Years 2013 and 2012

Results from Operations

Revenues

Revenues for the years ending 2013 and 2012 were $567,192 and $391,700, respectively. These revenues consisted of product sales for 2012 related to the sale of our digital pathology solutions.

Cost of Sales

Cost of sales for the years ending 2013 and 2012 were $303,954 and $222,216, respectively. The increase in cost of sales were attributed to the increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $574,822 and $479,153 for 2013 and 2012, respectively.  The expenses consisted primarily of cost of marketing, professional fees and travel expenses.

Interest Income and Other, Net

Interest expense was $13,618 and $16,022 for 2013 and 2012, respectively, which related to interest accrued on borrowings from the related party revolving note payable. Exchange loss for 2013 was $4,445.

Liquidity and Capital Resources

As of September 30, 2013, the Company had assets equal to $255,336, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of September 30, 2013 were $802,258 comprising of accounts payable, accrued expenses, notes payable, accrued interest payable, and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for 2013 and 2012:

	2013	2012
Operating Activities	$(103,424)	$(63,679)
Investing Activities	—	(41,311)
Financing Activities	(56,784)	130,000
Net increase / (decrease) on Cash	$(160,208)	$25,010

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data

DIGIPATH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigiPath, Inc.

We have audited the accompanying balance sheets of DigiPath, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigiPath, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern as discussed in Note 1 to the financial statements. The Company has had accumulated deficit of $682,887 and total stockholders’ deficit of $546,922 as of September 30, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

December 27, 2013

DIGIPATH, INC.

BALANCE SHEETS

	September 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$35,363	$195,571
Accounts receivable	43,596	77,412
Inventory	158,963	49,341
Deposits	15,700	—
TOTAL CURRENT ASSETS	253,622	322,324
Equipment, net	1,714	28,925

TOTAL ASSETS	$255,336	$351,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$55,796	$75,663
Deferred revenue	228,948	168,799
Revolving note payable and accrued interest, related party	294,051	326,784
Due to related party	223,463	45,953
TOTAL CURRENT LIABILITIES	802,258	617,199

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and 2012	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,536,400 and 5,516,400 shares issued and outstanding at September 30, 2013 and 2012, respectively	5,536	5,516
Note receivable for stock purchase	(250,000)	(250,000)
Additional paid in capital	380,429	331,774
Accumulated deficit	(682,887)	(353,240)
TOTAL STOCKHOLDERS’ DEFICIT	(546,922)	(265,950

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$255,336	$351,249

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

STATEMENTS OF OPERATIONS

	September 30,
	2013	2012

REVENUES	$567,192	$391,700
COST OF SALES	303,954	222,216
GROSS PROFIT	263,238	169,484
OPERATING EXPENSES:
General and administrative expenses	574,822	479,153
LOSS FROM OPERATIONS	(311,584)	(309,669)
Interest and other expense	(18,063)	(16,022)
LOSS BEFORE PROVISION FOR INCOME TAXES	(329,647)	(325,691)
Provision for income taxes	—	—

NET LOSS	$(329,647)	(325,691)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.06)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,531,386	5,472,081

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS FROM OCTOBER 1, 2011

THROUGH SEPTEMBER 30, 2013

	Preferred Stock		Common Stock		Addition Paid In Capital	Note Receivable for Stock Purchase	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at October 1, 2011	—	$—	5,426,750	$5,427	$42,248	—	$(27,549)	$20,126
Cancelation of shares founder shares	—	—	(2,500,000)	(2,500)	2,500	—	—	—
Issuance of shares for recourse loan	—	—	2,500,000	2,500	247,500	(250,000)	—	—
Common stock issued for cash	—	—	40,000	40	29,960	—	—	30,000
Common stock issued for services			49,650	49	9,566	—	—	9,615
Net loss	—	—	—	—	—	—	(325,691)	(325,691)
Balance at September 30, 2012	—	$—	5,516,400	$5,516	$331,774	$(250,000)	$(353,240)	$(265,950)

Common stock issued for services	—	—	20,000	20	19,780	—	—	19,800
Options issued for services			—	—	28,875	—	—	28,875
Net loss	—	—	—	—	—	—	(329,647)	(329,647)
Balance at September 30, 2013	—	$—	5,536,400	$5,536	$380,429	$(250,000)	$(682,887)	$(546,922)

The accompanying notes are an integral part of these financial statements

DIGIPATH, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(329,647)	$(325,691)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	27,212	33,110
Common stock and options issued for services	48,675	9,615
Loss on write off of equipment	—	42,374
Changes in operating assets and liabilities:
Accounts receivable	33,816	(46,335)
Inventory	(109,623)	(49,341)
Deposits	(15,700)	—
Accounts payable and accrued expenses	(19,867)	44,985
Deferred revenue	60,149	168,799
Due to related party	177,510	42,453
Accrued interest payable	24,051	16,352
Net cash used in operating activities	(103,424)	(63,679)

INVESTING ACTIVITIES:
Purchase of equipment	—	(41,311)
Net cash used in investing activities	—	(41,311)

FINANCING ACTIVITIES:
Proceeds/repayment from revolving note due to related party	(56,784)	100,000
Issuance of common stock for cash	—	30,000
Net cash used in / provided by financing activities	(56,784)	130,000
Net (decrease) increase in cash	(160,208)	25,010
Cash at beginning of period	195,571	170,561
Cash at end of period	$35,363	$195,571

Supplemental disclosure of non-cash investing and financing transactions:
Note receivable for stock purchase	$—	$250,000

The accompanying notes are an integral part of these financial statements.

DIGIPATH, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Going Concern –

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $548,636 and a deficit accumulated of $682,887 at September 30, 2013.

While the Company is attempting to generate revenues from services or software products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through September 30, 2013, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2013, the Company had no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through September 30, 2013, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2013, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2013 and September 30, 2012.

Accounts Receivable –

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of September 30, 2013 and September, 2012.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at September 30, 2013 and 2012.

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

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. The Company has no allowance for inventory reserves as of September 30, 2013 and September, 2012.

Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, (ASC 605). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients. In connection with our services arrangements, we are paid in advance for services which are incurred. These amounts are classified as deferred revenue and amortized over the over term of the agreement.

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

Recently Accounting Guidance Not Yet Adopted -

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 3 – EQUIPMENT

Equipment comprises of the following at September 30, 2013 and September 30, 2012.

	September 30,	September 30,
	2013	2012

Machinery	$35,420	$35,420
Trade Show Booths	13,359	13,359
	48,779	48,779
Less accumulated depreciation	(47,065)	(19,854)
Total	$1,714	$28,925

For the years ending September 30, 2013 and 2012, depreciation expense was $27,212 and $33,110, respectively.

NOTE 4 – DEFERRED REVENUE

Deferred revenue for the years ended September 30, 2013 consisted of $164,993 for products yet delivered and $63,955 for accrued software support. Deferred revenue for the years ended September 30, 2012 consisted of $132,868 for products yet delivered and $35,931 for accrued software support.

NOTE 5 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of September 30, 2013, the Company owed Mr. Stoppenhagen, the President of the Company and Mr. Steven Barbee, a major shareholder of the Company in total of $223,463 and $45,953, respectively, for expenses and compensation.

NOTE 6 – RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, DigiPath, Inc., a Nevada corporation (“Company”), entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2014.  All advances shall be paid on or before March 31, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually.  The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder.  As of September 30, 2013, the outstanding principal on the Revolving Note was $253,649. As of September 30, 2013, the accrued interest on the Revolving Note was $40,402.

NOTE 7 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000 per financial institution as of September 30, 2013). As of September 30, 2013, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,536,400 shares issued and outstanding as of September 30, 2013. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. In quarter ending March 31, 2012, the Company issued 43,500 shares of its common stock for services received by an unrelated party for $5,350. In the quarter ending June 30, 2012, the Company issued 40,000 shares of its common stock for $30,000 and 6,150 shares of its common stock for services amounting to $4,265. In the quarter ending December 31, 2012, the Company issued 10,000 shares of its common stock for services amounting to $9,800.

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

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of September 30, 2013, no shares of preferred stock were issued.

Stock Incentive Plan

On March 5, 2012, the action to adopt our 2012 Stock Incentive Plan (the “2012 Plan”) was approved by written consent of holders representing approximately 91% of the outstanding shares of our common stock. On March 5, 2012, our board of directors approved the 2012 Plan.

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

NOTE 9 - STOCK OPTIONS

In the quarter ended September 30, 2013, we granted 62,318 options to purchase shares of our common stock at $0.33 per share. The options vest six months after issuance and have an expiration period of 3 years. We recorded stock based compensation expense of $28,875 as relates to these options for the year ended September 30, 2013. The Company assumed all stock options issued during the quarter will vest.   Though these expenses will result in a deferred tax benefit, we have a full valuation allowance against the deferred tax benefit.

The Company adopted the detailed method provided in ASC 718 for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the additional paid in capital pool and Consolidated Statements of Cash Flows of the income tax effects of employee stock-based compensation awards that are outstanding.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option pricing model (“BSOPM”).  The BSOPM has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant.  The risk free interest rate is based upon market yields for US Treasury debt securities at a 7-year constant maturity.  Dividend rates are based on the Company’s dividend history.  The stock volatility factor is based on the last 60 days of market prices prior to the grant date.  The expected life of an option grant is based on management’s estimate.  The FV of each option grant, as calculated by the BSOPM is recognized as compensation expense on a straight-line basis over the vesting period of each stock option award.

These assumptions were used to determine the fair value of stock options granted using the BSOPM:

Dividend yield	0.0%
Volatility	0%
Average expected option life	3.00 years
Risk-free interest rate	0.81%

The following table summarizes activity in the Company's stock option grants for the years ended September 30, 2013 and 2012:

	Number of Shares	Weighted Average Price Per Share
Balance at September 30, 2012	-	$-
Granted	62,318	0.33
Balance at September 30, 2013	62,318	$0.33

The following summarizes pricing and term information for options issued to employees and directors outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2013	Weighted Average Exercise Price
$0.33	62,318	3.00	$0.33	-	-
Balance at September 30, 2013	62,318	3.00	$0.33	-	-

NOTE 10 - INCOME TAX

The deferred tax asset as of the year ended September 30, 2013 and 2012 consisted of the following:

	2013	2012
Net operating loss carry forwards	$275,211	$133,208
Less valuation allowance	(275,211)	(133,208)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s historical net losses. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of September 30, 2013 and 2012, the Company has net operating loss carry forward of approximately $682,887 and $353,240, respectively, which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2013 and 2012 is as follows:

2013 and 2012
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-6.90%
Increase in valuation allowance	40.90%
Income tax expense	—

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names and ages of the directors and executive officers of the Company as of September 30, 2013, and their positions with the Company, are as follows:

Name	Age	Position

Eric Stoppenhagen	40	President, Chief Financial Officer, Secretary, Treasurer and Director

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
Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. Consultant to the company providing accounting and finance services. No ownership. The company is not a blank check company
Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Consultant to the company providing accounting and finance services. No ownership. The company was a blank check company from 2008 to present.
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
October 2010 to Present DigiPath, Inc. – Started the company as a digital pathology consulting company. Not blank check. Mr. Stoppenhagen owns approximately 94% of the company
Gold Hill Resources, Inc. f/k/ Green Star Alternative Energy Inc. – purchased controlling interest in January 2011. Director and Chief Financial Officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  During the year ended September 30, 2013, all of our executive officers and directors and greater than ten percent stockholders have complied with all Section 16(a) filing requirements.

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

 The following table and related footnotes show the compensation paid during the fiscal years ended September 30, 2013 and 2012.

 SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Eric Stoppenhagen (1) President	2013 2012	N/A $7,500	N/A N/A	N/A N/A	N/A N/A

On February 15, 2012, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Registrant engaged Mr. Stoppenhagen to serve as President. Mr. Stoppenhagen shall receive a $5,000 per month plus $500 per month as a reimbursement for medical insurance. These amounts shall be accrued until such time as the company has a positive net income and positive cash flow in consideration of the services described above. As of September 30, 2013, Mr. Stoppenhagen has $96,000 of accrued unpaid compensation.

Outstanding Equity Awards at Fiscal Year-End September 30, 2013

None

Options Exercised and Year-End Option Values

None

Aggregated Option and Warrant Exercises in the Last Fiscal Year and Fiscal Year-End Option and Warrant Values

None

Compensation of Directors

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 27, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Steve Barbee 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	2,500,000	45.24%

Eric Stoppenhagen(2) 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	2,500,000	45.24%

All Officers and Directors as a group	2,500,000	92.14%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (5,536,400), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)	Officer and director of the Company.

Equity Compensation Plan Information

None

Changes in Control Arrangements

There existed no change in control arrangements at September 30, 2013.

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

On February 14, 2011, we entered into a Revolving Note with NYX. Eric Stoppenhagen, our CEO, has voting and investment control over the securities owned by NYX as he is the sole owner.   Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until March 31, 2014.  All advances shall be paid on or before March 31, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the noteholder. As of September 30, 2013, $294,051 was deemed outstanding under the Revolving Note.

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

Audit Fees

The aggregate fees billed by and paid to Anton & Chia for the audit of the Company’s financial statements in the years ended September 30, 2013 and 2012, the reviews of the quarterly reports on Form 10-Q for the same fiscal year and statutory and regulatory filings was $8,250 and $6,000, respectively.

Audit-Related Fees

There were no fees billed by Anton & Chia for audit-related services for the years ended September 30, 2013 and 2012.

Tax Fees

The aggregate fees billed by Anton & Chia for tax-related services for the years ended September 30, 2013 and 2012 was zero.

All Other Fees

There were no fees billed by Anton & Chia for other services not described above for the years ended September 30, 2013 and 2012.

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

DigiPath, Inc.

Date: December 27, 2013	By:

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

SIGNATURE	TITLE	DATE
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	December 27, 2013
/s/ ERIC STOPPENHAGEN ------------------------------------ Eric Stoppenhagen	Chairman	December 27, 2013

Index to Exhibits:

Exhibit Number	Description of Exhibit

*3.1	Articles of Incorporation effective as of October 5, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10SB12G filed July 15, 2011)
*3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10SB12G filed July 15, 2011)
*4.1	Stock Incentive Plan. (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed March 9, 2012)
*10.1	Revolving Promissory Note dated February 14, 2011. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10SB12G filed July 15, 2011)
*10.2	Consulting, Confidentiality and Proprietary Rights Agreement between Eric Stoppenhagen and DigiPath, Inc. dated February 15, 2012. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 17, 2012)
*10.3	Consulting, Confidentiality and Proprietary Rights Agreement between Steve Barbee and DigiPath, Inc. dated February 15, 2012. (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 16, 2012)
31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*      Previously filed.