Form 10-Q
period 2014-03-31
DigiPath,Inc.
filed 2014-05-12
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54239

DigiPath, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28720 Roadside Drive, Suite 128, Agoura Hills, CA 91301
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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2014
Common Stock, $0.001 par value	36,036,400

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$127,370	$35,363
Accounts receivable	45,361	43,596
Inventory	156,786	158,963
Deposits	1,200	15,700
TOTAL CURRENT ASSETS	330,717	253,622
Equipment, net	232	1,714
Intellectual property	8,134	—
TOTAL ASSETS	$339,083	$255,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$224,581	$55,796
Deferred revenue	255,269	228,948
Revolving note payable and accrued interest, related party	410,469	294,051
Notes payable – related party	99,642	—
Due to related party	183,478	223,463
TOTAL CURRENT LIABILITIES	1,173,439	802,258

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 5,536,400 shares issued and outstanding at March 31, 2014 and September 30, 2013	5,536	5,536
Note receivable for common stock acquired	(278,125)	(250,000)
Additional paid in capital	418,932	380,429
Accumulated deficit	(980,699)	(682,887)
TOTAL STOCKHOLDERS’ DEFICIT	(834,356)	(546,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339,083	$255,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

REVENUES	$50,602	$201,836	$105,544	$306,856
COST OF SALES	33,701	143,627	64,972	182,791
GROSS PROFIT	16,901	58,209	40,572	124,065
OPERATING EXPENSES:
General and administrative expenses	277,041	157,922	326,967	323,454
LOSS FROM OPERATIONS	(260,139)	(99,713)	(286,394)	(199,389)
Interest and other expense	(5,111)	(3,268)	(11,418)	(9,884)
LOSS BEFORE PROVISION FOR INCOME TAXES	(265,250)	(102,981)	(297,812)	(209,273)
Provision for income taxes	—	—	—	—

NET LOSS	$(265,250)	(102,981)	$(297,812)	(209,273)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.05)	$(0.02)	$(0.05)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	5,536,400	5,526,345	5,536,400	5,526,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

  DIGIPATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(297,812)	$(209,273)
Adjustments to reconcile net loss to cash flows provided by / (used in) operating activities:
Depreciation expense	1,482	14,025
Stock and options issued for services	10,378	9,800
Changes in operating assets and liabilities:
Accounts receivable	(1,765)	29,805
Inventory	2,177	(83,816)
Prepaid	14,500	(1,200)
Accounts payable and accrued expenses	168,785	61,668
Due to related party	59,657	103,559
Deferred revenue	26,321	104,490
Accrued interest payable	11,418	7,256
Net cash provided by / (used in) operating activities	(4,859)	36,314

INVESTING ACTIVITIES:
Purchase of intangibles	(8,134)	—
Net cash used in investing activities	(8,134)	—

FINANCING ACTIVITIES:
Proceeds from note payable	105,000	—
Repayment of revolving note due to related party	—	(156,350)
Net cash provided by (used in) financing activities	105,000	(156,350)
Net increase (decrease) in cash	92,007	(120,036)
Cash at beginning of period	35,363	195,571
Cash at end of period	$127,370	$75,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Current Operations and Background — DigiPath, Inc. (“DigiPath®,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010.

DigiPath through its subsidiary, DigiPath, Corp., develops and sells the affordable, innovative, and reliable digital pathology solutions for 2nd opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of pathology in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions. Our digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Our digital pathology products, PathScope™, PathLive™, PathCloud™, PathReview™, and PathConsult™ provide a digital platform to share and store archive tissue images.

On April 9, 2014, the Registrant entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors (the “Investors”) pursuant to which the Registrant agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Registrant by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”).

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigitPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds will be used to explore new lines of business associated with the research, development, licensing and operation of botanical and nutri-pharmaceutical products and services, including, without limitation, the licensing of brand name nutri-pharmaceutical products.

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

The unaudited condensed consolidated interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The results of the three and six month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates –

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through March 31, 2014, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2014, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through March 31, 2014, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of March 31, 2014, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2014. The Company had no cash equivalents as of March 31, 2014 and September 30, 2013.

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

The Company had no such assets or liabilities required to be valued on the basis above at March 31, 2014.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2014 and September 30, 2013.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Inventory consists of digital slide scanners.

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

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the services for our advisory services are completed in accordance with the contracts we have with healthcare clients. In connection with our services arrangements, we are paid in advance for services which are incurred. These amounts are classified as deferred revenue and amortized over the term of the agreement.

Deferred Revenue -

Customer payments received prior to the recognition of revenue are recorded as deferred revenue and advances from customers.

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

Going Concern –

The Company sustained operating losses during the six months ended March 31, 2014; and has a stockholders’ deficit of $(834,356) as of March 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and September 30, 2013 is $45,361 and $43,596, respectively. There is no allowance for uncollectible accounts at March 31, 2014 and September 30, 2013.

NOTE 4 – INVENTORY

Inventory at March 31, 2014 and September 30, 2013 is $156,786 and $158,963, respectively. There is no allowance for inventory obsolescence at March 31, 2014 and September 30, 2013.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at March 31, 2014 and September 30, 2013.

	March 31, 2014	September 30, 2013
	(Unaudited)
Machinery	$35,420	$35,420
Trade Show Booths	13,359	13,359
	48,779	48,779
Less accumulated depreciation	(48,547)	(47,065)
Total	232	1,714

For the six months ending March 31, 2014 and 2013, depreciation expense was $1,482 and $14,025, respectively.

NOTE 6 – DEFERRED REVENUE

Deferred revenue at March 31, 2014 and September 30, 2013 consisted of $212,205 and $164,993 for products not yet delivered and $43,064 and $63,955 for accrued software support, respectively.

NOTE 7 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors. As of March 31, 2014, the Company owed Mr. Stoppenhagen $155,693 for expenses and compensation. As of March 31, 2014, the Company owed Mr. Barbee $27,775 for expenses and compensation.

NOTE 8 – RELATED PARTY NOTES PAYABLE

RELATED PARTY REVOLVING NOTE PAYABLE AND ACCRUED INTEREST

On February 14, 2011, the Company entered into a Revolving Promissory Note (the “Revolving Note”) with NYX Capital Advisors, Inc. (“NYX”) an entity owned by the Company’s President and Chief Financial Officer. Under the terms of the Revolving Note, NYX agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $500,000 until June 30, 2014. All advances shall be paid on or before June 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of eight percent (8%) per annum, compounded annually. The Company’s obligations under the Revolving Note will accelerate upon a bankruptcy event of the Company, any default by the Company of its payment obligations under the Revolving Note or the breach by the Company of any provision of any material agreement between the Company and the note holder. As of March 31, 2014, the outstanding principal on the Revolving Note was $358,649. As of March 31, 2014, the accrued interest on the Revolving Notes was $51,820.

NOTES PAYABLE

On January 15, 2014, the Company converted $27,778 of past compensation due to Mr. Stoppenhagen and $71,864 of past unreimbursed expenses due to Mr. Stoppenhagen into two notes payable bearing an interest rate of 8% per annum (“Notes”). The notes are due December 31, 2014.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2014). As of March 31, 2014 and September 30, 2013, our deposits did not exceed insured amounts. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 50,000,000 shares authorized, 5,536,400 shares issued and outstanding as of March 31, 2014. Effective as of April 4, 2014, the authorized shares of the Registrant’s common stock was increased from 50,000,000 to 900,000,000.

In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to March 31, 2014, the Company issued 209,650 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on January 9, 2014 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. As of March 31, 2014, no shares of preferred stock were issued.

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

NOTE 10 – SUBSEQUENT EVENT

On April 9, 2014, the Registrant entered into various Series A Convertible Preferred Stock Purchase Agreements with Investors pursuant to which the Registrant agreed to issue 6,000,000 shares, in the aggregate, of a newly Series A Preferred in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and the retirement of $400,000 of notes payable owned to Mr. Stoppenhagen. On April 9, 2014, the remaining balance of the Revolving Note was paid off. The $110,111 post conversion remaining balance of related party revolving note payable was paid in cash on April 10, 2014. Additionally, the $183,468 balance due to related party was paid out in cash on April 10, 2014.

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigiPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds will be used to explore new lines of business associated with the research, development, licensing and operation of botanical and nutri-pharmaceutical products and services, including, without limitation, the licensing of brand name nutri-pharmaceutical products.

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

On April 9, 2014, the Registrant entered into various Series A Convertible Preferred Stock Purchase Agreements with Investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Preferred in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Registrant by such Investors.

Business of Issuer

DigiPath through its subsidiary, DigiPath, Corp., develops and sells the affordable, innovative, and reliable digital pathology solutions for 2nd opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of pathology in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions. Our digital pathology image-based information environment enabled by computer technology that allows for the management of information generated from a digital slide. Digital pathology is enabled in part by virtual microscopy, which is the practice of converting glass slides into digital slides that can be viewed, managed, and analyzed. Our digital pathology products, PathScope™, PathLive™, PathCloud™, PathReview™, and PathConsult™ provide a digital platform to share and store archive tissue images.

The Registrant invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigitPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds will be used to explore new lines of business associated with the research, development, licensing and operation of botanical and nutri-pharmaceutical products and services, including, without limitation, the licensing of brand name nutri-pharmaceutical products.

Digital Pathology Products Summary

DigiPath's digital pathology products are digital pathology solutions which employ the optical components of a standard microscope, robotic automated slide handling capabilities combined with proprietary imaging and communication software to capture high magnification images in digital format. These devices are comprised of both hardware and software.

DigiPath's digital pathology products, marketed under the names PathScope, PathLive, PathCloud, PathReview, and PathConsult are used in hospital, educational pharmaceutical and research environments. Digital pathology solutions also include names of whole slide imaging and telepathology.

PathScope™ hardware

PathScope™ is a whole slide imaging system. PathScope™ provides high quality images in an open file format, which works with third party software packages. PathScope™ objectives can be configured with either 2, 4, 10, 20, 40, or 60x. Stage capacity options are 2, 4, or 200 slide trays.

PathLive™ hardware

PathLive™ is an affordable real time telepathology system. PathLive provides high quality images in a real time fashion and allows the remote user to remotely control objective magnifications, X & Y axis stage location, and Z axis focus plane. PathLive™ objectives can be configured with 4, 10, 20, and 40x objectives. Stage capacity is 2 slides.

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

DigiPlant™

DigiPath has adapted its digital pathology platform for multiple use cases in botany. The platform will allow live and remote viewing at 20x, 40x, and 60x magnifications. Additionally, one can create a digital slide of various plant specimens for later retrieval and comparison.

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

Results of Operation

Three Months Ended March 31, 2014 and 2013

Revenues

For the three months ended March 31, 2014 and 2013, the Company had $50,602 and $201,836 of revenues. These revenues consisted of product sales of our digital pathology solutions. The decrease was due to a temporary reduction in marketing expenditures.

Cost of Sales

Cost of sales was $33,701 and $143,627 for the three months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $277,041 and $157,922 for the three months ended March 31, 2014 and 2013, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Expense and Other, Net

Interest expense was $5,111 and $3,268 for the three months ended March 31, 2014 and 2013, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Six months Ended March 31, 2014 and 2013

Revenues

For the six months ended March 31, 2014 and 2013, the Company had $105,544 and $306,856 of revenues. These revenues consisted of product sales of our digital pathology solutions. The decrease was due to a temporary reduction in marketing expenditures.

Cost of Sales

Cost of sales was $64,972 and $182,791 for the six months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $326,967 and $323,454 for the six months ended March 31, 2014 and 2013, respectively. The expenses consisted primarily of costs associated with professional services, development, and travel expenses.

Interest Expense and Other, Net

Interest expense was $11,418 and $9,884 for the six months ended March 31, 2014 and 2013, respectively which related to interest accrued on borrowings from the related party revolving note payable.

Liquidity and Capital Resources

As of March 31, 2014, the Company had assets equal to $339,083, comprising of cash, accounts receivable, inventory and equipment. The Company's current liabilities as of March 31, 2014 were $1,173,439 comprising of accounts payable, accrued expenses, deferred revenue, notes payable and related-party payable.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2014 and 2013:

	2014	2013
Operating Activities	$(104,511)	$36,314
Investing Activities	(8,134)	—
Financing Activities	204,652	(156,350)
Net increase (decrease) on Cash	$92,007	$(120,036)

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

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with Investors pursuant to which the Registrant agreed to issue 6,000,000 shares, in the aggregate, of a newly Series A Preferred in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Registrant by such Investors. At a minimum, this funding should last the Company until the end of the year.

Capital Expenditures

We had zero capital expenditures for the six months ended March 31, 2014 and 2013, respectively.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We expect to have losses until operations increase.

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

Our articles of incorporation authorize the issuance of 900,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. The common stock and preferred stock can be issued by our board of directors without stockholder approval. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock would further dilute the percentage ownership of our Company held by the public stockholders.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended..

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended..

	32.1	Certification of the Company’s Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

	32.2	Certification of the Company’s Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2014

DIGIPATH, INC.

/s/ Todd Denkin
Name: Todd Denkin
Title: President and Director