Form 10-Q
period 2014-06-30
DigiPath,Inc.
filed 2014-07-14
CIK 1502966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54239

DigiPath, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6450 Cameron St Suite 113 Las Vegas, NV 89118
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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2014
Common Stock, $0.001 par value	51,246,400

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

DIGIPATH, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,901,786	$35,363
Accounts receivable	94,183	43,596
Inventory	198,522	158,963
Deposits	92,432	15,700
TOTAL CURRENT ASSETS	6,286,923	253,622
Equipment, net	12,834	1,714
Capitalized content development costs	1,008,416	—
Intellectual property	28,336	—
TOTAL ASSETS	$7,336,509	$255,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$57,544	$55,796
Deferred revenue	106,035	228,948
Revolving note payable and accrued interest, related party	—	294,051
Due to related party	—	223,463
TOTAL CURRENT LIABILITIES	163,579	802,258

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 6,000,000 and zero shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	6,000	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 51,246,400 and 5,536,400 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively.	51,246	5,536
Additional paid in capital	9,094,299	130,429
Accumulated equity	(1,635,082)	(682,887)
TOTAL DIGIPATH, INC.’S STOCKHOLDERS’ EQUITY	7,516,463	(546,922)
Non-controlling interest in subsidiary	(343,533)	—
Total Stockholders' Equity	7,172,930	—
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,336,509	$255,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$217,248	$196,906	$322,792	$503,762
COST OF SALES	130,181	114,831	195,153	297,622
GROSS PROFIT	87,067	82,075	127,639	206,140
OPERATING EXPENSES:
General and administrative expenses	739,718	135,632	1,066,686	459,087
LOSS FROM OPERATIONS	(652,651)	(53,557)	(939,047)	(252,947)
Interest and other expense	(1,730)	(4,801)	(13,148)	(14,684)
LOSS BEFORE PROVISION FOR INCOME TAXES	(654,381)	(58,358)	(952,195)	(267,631)
Provision for income taxes	—	—	—	—

NET LOSS	$(654,381)	(58,358)	$(952,195)	(267,631)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	35,264,092	5,526,400	15,445,631	5,526,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(952,195)	$(267,631)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation expense	2,469	20,827
Stock and options issued for services	456,872	9,800
Changes in operating assets and liabilities:
Accounts receivable	(50,587)	55,460
Inventory	(39,559)	(105,354)
Deposits	(76,732)	(1,200)
Accounts payable and accrued expenses	(122,063)	81,240
Due to related party	—	141,599
Deferred revenue	(122,913)	6,314
Accrued interest payable	(28,125)	10,318
Net cash provided by / (used in) operating activities	(932,833)	(48,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Development costs	(978,416)	—
Purchase of equipment	(28,336)	—
Purchase of intangibles	(13,589)	—
Net cash used in investing activities	(1,020,341)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	105,000	20,000
Preceeds from the sale of Preferred Stock	5,600,000	—
Preceeds from the sale of Common Stock	2,210,000	—
Proceeds from options exercised	3,300	—
Repayment of revolving note	(98,703)	(156,350)
Net cash provided by financing activities	7,819,597	(136,350)
Net increase in cash	5,866,423	(184,977)
Cash at beginning of period	35,363	195,571
Cash at end of period	$5,901,786	$10,594

Supplemental disclosure of non-cash investing and financing transactions:
Note payable exchanged for preferred stock	$400,000	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Current Operations and Background — DigiPath, Inc. and its subsidiaries (“DigiPath®,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010. DigiPath is a digital laboratory provider within the human and animal testing markets. DigiPath is rapidly expanding operations into the laboratory education & training and cannabis testing markets. DigiPath provides affordable and accurate solutions that ensure patient safety. DigiPath through its subsidiaries focuses on digital pathology, botanical and nutri-pharmaceutical laboratories, and education.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”).

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigitPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds are being used to explore new lines of business associated with the research, development, licensing and operation of botanical and nutri-pharmaceutical products and services, including, without limitation, the licensing of brand name nutri-pharmaceutical products.

On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The Company intends to use proceeds of the offering for working capital and to develop its new lines of business associated with the research, development, licensing and operation of botanical and nutra-pharmaceutical products and services, including, without limitation, the licensing of brand name nutra-pharmaceutical products. These business lines will supplement its existing digital pathology solutions business that continues to generate revenue.

Basis of Presentation –

The accompanying unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  Intercompany accounts and transactions have been eliminated. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

The unaudited condensed consolidated interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The results of the three and nine months periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of DigiPath, Inc., and its 100% majority-owned subsidiary, DigiPath Labs, Inc. and DigiPath, Corp.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through June 30, 2014, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2014, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through June 30, 2014, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2014, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2014. The Company had no cash equivalents as of June 30, 2014 and September 30, 2013.

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

The Company had no such assets or liabilities required to be valued on the basis above at June 30, 2014.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2014 and September 30, 2013.

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

Capitalized Costs

The Company capitalizes costs related to internal use software and website application, infrastructure development and content development costs in accordance with FASB Topic 350, Intangibles--Goodwill and Other. During the three months ended June 30, 2014, the Company entered into three agreements to develop content for its websites with three, separate non-related companies. The assets that are in development include radio and TV programs which are usable over the Company’s website and other platforms, educational content to be used over the Company’s website and other training venues, and instructional course offerings to be utilized through online courses and in-person teaching venues. During the current period, $1,008,416 was invested to acquire these assets. Once placed in service, amortization of these costs will be recognized over their useful lives. No amortization expense was recognized on these assets during the three months ended June 30, 2014.

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and September 30, 2013 is $94,183 and $43,596, respectively. There is no allowance for uncollectible accounts at June 30, 2014 and September 30, 2013.

NOTE 4 – INVENTORY

Inventory at June 30, 2014 and September 30, 2013 is $198,522 and $158,963, respectively. There is no allowance for inventory obsolescence at June 30, 2014 and September 30, 2013.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at June 30, 2014 and September 30, 2013.

	June 30, 2014	September 30, 2013
	(Unaudited)
Machinery	$35,420	$35,420
Leasehold improvements	13,589	—
Trade Show Booths	13,359	13,359
	62,368	48,779
Less accumulated depreciation	(49,534)	(47,065)
Total	$12,834	$1,714

For the nine months ending June 30, 2014 and 2013, depreciation expense was $2,469 and $20,827, respectively.

NOTE 6 – CAPITALIZED DEVELOPMENT COSTS

Capitalized development costs of the following at June 30, 2014 and September 30, 2013.

	June 30, 2014	September 30, 2013
	(Unaudited)
Television/Radio show development	$213,416	$—
Content development	795,000	—
Total	$1,008,416	$—

NOTE 7 – DEFERRED REVENUE

Deferred revenue at June 30, 2014 and September 30, 2013 consisted of $60,749 and $164,993 for products not yet delivered and $45,286 and $63,955 for unrecognized software support, respectively.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2014). As of June 30, 2014 and September 30, 2013, our deposits exceeded insured amounts by $5,138,599. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock - Common stock consists of $0.001 par value, 900,000,000 shares authorized, 51,246,400 shares issued and outstanding as of June 30, 2014. Effective as of April 4, 2014, the authorized shares of the Registrant’s common stock was increased from 50,000,000 to 900,000,000.

In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to June 30, 2014, the Company issued 209,650 shares of its common stock for services received by an unrelated party.

On March 5, 2012, the Company and Steven Barbee entered into a Restricted Stock Award Agreement under which the Company issued to Mr. Barbee 2,500,000 shares of DigiPath, Inc. restricted common stock (“Restricted Stock”) for $0.10 per share. Fifty percent of the Restricted Stock vests on February 14, 2013 and fifty percent of the Restricted Stock vests on February 14, 2014. In the event of Mr. Barbee’s termination the Restricted Stock shall be forfeited and reacquired by the Company for $0.10 per share. The Company loaned Mr. Barbee $250,000 to pay for the Restricted Stock through a recourse loan agreement. The loan has an interest rate of 5% and is secured against the Restricted Stock and all of Mr. Barbee’s assets. The note expires on March 4, 2016. This loan was transferred to DigiPath, Corp. on March 24, 2014 and offsets the Company’s additional paid in capital.

On March 5, 2012, Eric Stoppenhagen, the Company’s president, cancelled his ownership of 2,500,000 shares of DigiPath, Inc. common stock.

On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company.

For the quarter ended June 30, 2014, the Company approved the issuance of 15,000,000 million shares of the Company’s common stock. Of these 1.5 million shares have vested and issued and 13.5 million shares have not vested and not issued. The Company recorded a stock compensation expense of $67,500 associated with these issuances for the vesting portion and $25,000 as capitalized development costs as issuance to the service providers.

During the quarter ended June 30, 2014, the Company issued 10,000 shares associated with the exercise of 10,000 options at $0.33 and received $3,300 cash.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2014, there are 6,000,000 shares of the preferred stock issued and outstanding. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred.

On April 9, 2014, the Registrant entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors prior to December 31, 2013 (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). All the Securities Purchase Agreements have the same terms, whereby the shares of Series A Preferred are convertible after three months from the date of issue based on a conversion formula equal to the price per share ($1.00) divided by a conversion price equal to the lesser of (A) $0.02 and (B) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert any shares of Series A Preferred Stock. The conversion price is further adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At a conversion price equal to $0.02 per share, the Series A Preferred are convertible into 300,000,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred Stock if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

The additional terms of the Series A Preferred include the following:

·	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company, but only with respect to the shares under the beneficial ownership limitation described above.

·	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

·	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of 50% of the outstanding shares of Series A Preferred.

·	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock then issuable upon its conversion into common stock, e.g., only with respect to the shares under the beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

·	Consent of the holders of the outstanding Series A Preferred will be required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

·	Holders of Series A Preferred will be entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion. The registration rights may be transferred to a transferree who acquires all of the Series A Preferred.

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

On May 30, 2014, the Registrant amended its 2012 Stock Incentive Plan (“Amendment”) to increase the maximum aggregate number of Shares which may be issued pursuant to awards granted under the plan is Thirty Million (30,000,000) shares.

Non-Plan Options

During the nine months ended June 30, 2014, the Company issued the following non-plan options: 38,813 options with an exercise price of $0.33 per share and recorded an expense associated with these options of $28,414; 3,000,000 options with and exercise price of $0.02 vesting quarterly over a period of one year. The value the Company associated with these options was $22,502; and 1,000,000 options with an exercise price of $0.05 vesting quarterly over a period of one year. The value the Company associated with these options was $31,794.

Subsidiary Warrants

On April 19, 2014, DigiPath, Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital pathology granted a five year Common Stock Purchase (“Warrants”) to both Steven Barbee and Eric Stoppenhagen (the “Consultant”). The Warrant will entitle the Consultant to purchase 3,000,000 shares of common stock at an exercise price of $0.10. No equity or debt shall be issued in DigiPath, Corp. or its subsidiaries without the expressed written consent of Consultant, which shall not be unreasonably withheld. To the extent the issuance could be dilutive the Consultant shall be made whole. The Warrants shall vest immediately and are considered to be earned in full. Warrants shall have a cashless provision.

In the event that there is ever a Change in Control, and at such time the DigiPath, Corp’s value exceeds $1,600,000, as measured by the fair market value of the greater of DigiPath, Corp or its assets, Consultant shall be paid $300,000. Change in Control of DigiPath, Corp shall be deemed to have occurred if: (i) any “Person,” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than DigiPath, Corp, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of DigiPath, Corp in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner’ (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of DigiPath, Corp’s then outstanding securities; (ii) during any 12-month period (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the company to effect a transaction described in subclauses (i), (iii) or (iv) of this Section 4.3) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least 66 2/3 % of the members of the Board then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) the DigiPath, Corp’s stockholders approve a merger or consolidation of DigiPath, Corp with any other corporation, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) a merger or consolidation effected to implement a recapitalization of DigiPath, Corp (or similar transaction) in which no Person acquires more than 50% of the combined voting power of DigiPath, Corp’s then outstanding securities; or (iv) the stockholders of DigiPath, Corp approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by DigiPath, Corp of all or substantially all of DigiPath, Corp ‘s assets.

Mr. Stoppenhagen’s Warrants shall not be able to be converted into more than 4.99% of the Company’s common stock without giving a 65 days’ notice to void such provision.

The Company recorded a total of total of $343,533 expense associated with warrants and recorded as a non-controlling interest because the warrants are issued by the subsidiary.

ITEM 2.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business History and Background

DigiPath, Inc. and its subsidiaries (“DigiPath®,” the “Company,” “we,” “our” or “us”) was incorporated in Nevada on October 5, 2010. DigiPath is a digital laboratory provider within the human and animal testing markets. DigiPath is rapidly expanding operations into the laboratory education & training and cannabis testing markets. DigiPath provides affordable and accurate solutions that ensure patient safety. DigiPath through its subsidiaries focuses on digital pathology, botanical and nutri-pharmaceutical laboratories, and education.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”).

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigitPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds is being used to explore new lines of business associated with the research, development, licensing and operation of botanical and nutri-pharmaceutical products and services, including, without limitation, the licensing of brand name nutri-pharmaceutical products.

On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The Company intends to use proceeds of the offering for working capital and to develop its new lines of business associated with the research, development, licensing and operation of botanical and nutra-pharmaceutical products and services, including, without limitation, the licensing of brand name nutra-pharmaceutical products. These business lines will supplement its existing digital pathology solutions business that continues to generate revenue.

Business of Issuer

DigiPath, Corp - Digital Pathology

DigiPath, Corp. provides the next generation of affordable, innovative, and reliable digital pathology solutions. DigiPath Corp’s clients are involved in laboratory testing for animal and human subjects. DigiPath, Corp. is rapidly expanding in developing new and innovative solutions for the cannabis testing markets.

DigiPath provides the next generation of affordable, innovative, and reliable digital pathology solutions and advisory services for clients involved within healthcare. Services range the full breadth of management operations for marketing, product development, sales, outreach, operations, customer service, regulatory, and financial. Clients include Manufacturer (hardware and software), Distribution & Service Firms, Laboratories (reference, hospital owned, independent), Private Pathology Practices (associated with hospitals), and Centers of Excellence.

DigiPath Labs, Inc. - Botanical and Nutri-pharmaceutical Laboratories

DigiPath Labs ™ is aiming to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes. The Company’s product safety testing will reveal the presence of harmful contaminants—including pesticides, solvent residues, heavy metals, fungi, mold, bacteria, and mycotoxins, which can adversely impact patients’ health.

DigiPath Labs will use innovative technologies to accurately separate and quantitate the cannabinoid and terpenoid content of any cannabis-based product. This is important because cannabis strains vary in their levels of cannabinoids and terpenoids, the documented “active ingredients” in cannabis. Certain blends of these compounds are effective in treating symptoms associated with chronic diseases like cancer and epilepsy. DigiPath testing will give doctors, caregivers, dispensary owners, and patients the ability to match cannabis products to a patient’s specific medical conditions.

DigiPath University - Education and Training

DigiPath University ™ is launching its new cannabis education and training division, which will support its newly expanded service offerings in the cannabis testing and education realm. The Company is seeking to solve some of the major shortcomings within the cannabis industry today—such as lack of best practices for growing and testing cannabis—by developing an industry-leading training curriculum.

DigiPath is now developing a two-day seminar and a modularized six-week, instructor-facilitated online course. The seminar will educate students ranging from cannabis industry newcomers and job seekers to doctors and nurses to lawmakers and law enforcement personnel. It will cover the political, historical, social, medical, physical, and financial aspects of marijuana and their impact on cannabis commerce.

The six-week course will adapt an interactive story-based format currently in use in graduate schools to give students a deep dive into the many facets of botanical nutraceuticals, particularly cannabis, and to teach them the critical skills needed in the cannabis industry.

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

Results of Operation

Three Months Ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014 and 2013, the Company had $217,248 and $196,906 of revenues. These revenues consisted of product sales of our digital pathology solutions. The increase was due to increase liquidity in the Company.

Cost of Sales

Cost of sales was $130,181 and $114,831 for the three months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $739,718 and $135,632 for the three months ended June 30, 2014 and 2013, respectively. The increase in expenses consisted primarily of costs associated with professional services, development, and stock compensation expense related to the commencement of operations surrounding our lab business and educational business.

Interest Expense and Other, Net

Interest expense was $1,730 and $4,801 for the three months ended June 30, 2014 and 2013, respectively which related to interest accrued on borrowings.

Nine Months Ended June 30, 2014 and 2013

Revenues

For the nine months ended June 30, 2014 and 2013, the Company had $322,792 and $503,762 of revenues. These revenues consisted of product sales of our digital pathology solutions. The decrease was due to a temporary reduction in marketing expenditures due to a previous lack of funding.

Cost of Sales

Cost of sales was $195,153 and $297,622 for the nine months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,066,686 and $459,087 for the nine months ended June 30, 2014 and 2013, respectively. The increase in expenses consisted primarily of costs associated with professional services, development, and stock compensation expense related to the commencement of operations surrounding our lab business and educational business.

Interest Expense and Other, Net

Interest expense was $13,150 and $14,684 for the nine months ended June 30, 2014 and 2013, respectively which related to interest accrued on borrowings.

Liquidity and Capital Resources

As of June 30, 2014, the Company had assets equal to $7,541,509, comprising of cash of $5.9 million. The Company's current liabilities as of June 30, 2014 were $163,579 comprising of accounts payable, accrued expenses, and deferred revenue.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2014 and 2013:

	2014	2013
Operating Activities	$(932,833)	$(48,627)
Investing Activities	(1,020,341)	—
Financing Activities	7,819,597	(136,350)
Net increase (decrease) on Cash	$5,866,423	$(184,977)

The increase for the nine months ended June 30, 2014 from the nine months ended June 30, 2013 in funds used in operating and investing activities was due to the commencement of operations surrounding our lab business and educational business.

The increase for the nine months ended June 30, 2014 from the nine months ended June 30, 2013 in funds provided by financing activities was due the following financings. On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with Investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly Series A Preferred in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors. On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. At a minimum, this funding should last the Company until June 30, 2015.

Capital Expenditures

We had $1,020,341 and zero capital expenditures for the nine months ended June 30, 2014 and 2013, respectively. The increase was related to the commencement of operations of our lab business and education business.

Commitments and Contractual Obligations

We currently do not have any material commitments and contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have a limited operating history upon which investors may rely to evaluate our prospects and have only a preliminary business plan upon which investors may consider to evaluate our prospects. Such prospects must be considered in light of the problems, expenses, delays and complications associated with a business that seeks to commence more significant revenue operations. We commenced operations on October 5, 2010 as such we have a limited historical operating history. We expect to continue to incur operating losses until such time, if ever, as we are able to achieve sufficient levels of revenue from operations. We anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs. Our ability to increase revenue and achieve profitability will depend on our obtaining additional capital, entering into satisfactory agreements with strategic partners. There can be no assurance that we will ever generate sufficient revenues or achieve profitability. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, cannot be predicted at this point.

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

We currently are listed on the OTCBB and OTCQB. To the extent we are successful, our common stock is considered a “penny stock” because it is quoted and traded on the OTC Bulletin Board (“OTCBB”) and OTCQB and it trades for less than $5.00 per share. The OTCBB and OTCQB are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective April 19, 2014, DigiPath Corp., a Kansas corporation wholly owned subsidiary dedicated to digital pathology (the “DP Corp”), issued to Steven D. Barbee, our interim Chief Executive Officer and director, and Eric Stoppenhagen, our former Chief Financial Officer, Secretary and director, warrants to acquire up to 3,000,000 shares of DP Corp common stock at an exercise price of $0.10 per share. The Registrant accepted and acknowledged these agreements on June 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclousure

Not applicable.

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

Date: July 14, 2014

DIGIPATH, INC.

/s/ Steven Barbee
Name: Steven Barbee
Title: Chief Executive Officer, Secretary and Director

/s/ David J. Williams
Name: David J. Williams
Title: Chief Financial Officer