Form 10-K
period 2014-09-30
DigiPath,Inc.
filed 2014-11-25
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

  OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54239

DIGIPATH, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3601979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6450 Cameron Street, Suite 113 Las Vegas, Nevada 89118
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (702) 527-2060

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at November 24, 2014
Common Stock, $.001 par value per share	81,997,290 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our four business units are described below.

●

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. Currently, we are building our first testing lab in Nevada and have plans to open labs in other legal states.

●

The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath U™ is developing a two-day seminar and a modularized six-week, instructor-facilitated online course for people who want to learn more about cannabis or are seeking employment in the new industry.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigiPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds are being used to fund cannabis-related lines of business.

Description of Our Businesses

DigiPath Labs, Inc. - Cannabis Testing

 Our cannabis testing business is operated through our wholly owned subsidiary, DigiPath Labs, Inc., which will perform all cannabis related testing using FDA-compliant laboratory equipment and processes. Currently, we are building our first testing lab in Las Vegas, Nevada and have plans to open labs in other legal states.

We seek to be the nation’s highest standard, full-service testing lab for cannabis and ancillary cannabis infused products. We are a third party independent testing laboratory facility for cannabis, cannabis infused products and other botanical nutraceuticals to serve growers, dispensaries, caregivers and all end users of cannabis and botanical products.

 Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our client’s products through research, development and standardization.

As a premier cannabis testing laboratory, we will take a careful, strategic approach to all of our cannabis testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enables us to accurately test cannabis for potency, the presence of residual solvents, or microbial contamination. DigiPath Labs takes further caution by also testing for metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as the company develops a true national standard. DigiPath Labs is committing to follow FDA, DEA, EPA, USDA guidelines, standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of honest science by offering a method of standardization for cannabis that is more intricate and accurate than any other. This approach and investment in the highest quality testing machinery is of the utmost importance as many testing labs often return inconsistent results for the exact same test sample; a common concern of many end-users and clients alike.

DigiPath Labs will screen medicinal cannabis for potentially harmful contaminants, including:

●	Solvents

●	Pesticides

●	Mold

●	Heavy metals, including mercury, arsenic, lead, and cadmium

●	Biological toxins, such as aflatoxin, ricin, and botulinum toxins

●	Residual organic chemicals used in extraction

●	Microbial contaminants including E. coli, salmonella, and Aspergillus

DigiPath Labs will also test cannabis for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific cannabis strains for the treatment of specific ailments.

We will regularly utilize our own Ultra-High Performance Liquid Chromatograph (“UPLC”), which can accurately separate and measure the cannabinoid content of any sample of flower, edible, concentrate or other cannabis product. The latest Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) for heavy metals testing, will serve to provide the most accurate readings for harmful metals ensuring that the Parts Per Million (“PPM”) are substantially below the regulated and accepted trace amounts. The laboratory testing equipment will be calibrated using third party reference standards to ensure precision measurements throughout the testing process.

We are currently developing imaging technology to produce the highest quality imagery to better track genetic strains, further ensuring that the product being advertised is the actual product end users are expecting and ingesting. The same technology that we have used to test tissue samples within other health care industries will be applied to the emerging cannabis industry as well.

With accurate science becoming a major part of the cannabis industry, the major question is one of standards; we hold ourselves accountable and provide efficient and accurate research and results to our clients. Our test results are meant to help dispensaries; caregivers and patients know the concentration and quality of their cannabis, without having to question the credibility of the data.

Market Overview

According to the Marijuana Business Daily, “U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-8.2 billion in 2018. As the cannabis industry expands, we expect to see a concomitant increase in state regulations relating to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing both to assist producers of cannabis and cannabis products to meet expected state mandated requirements and to provide assurance to consumers regarding the safety and composition of such products.

Competition

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation propounded on a state by state basis. Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, and ease of use of our services.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, 23 states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and four states, Colorado, Oregon, Alaska and Washington, have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe and have implemented procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

The current administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

The National Marijuana News Corp. – Cannabis News

In June 2014, we established an online radio program called The National Marijuana News (“TNMNews”). TNMNews seeks to educate the public regarding the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving and controversial medicinal and recreational marijuana industry from diverse and dissenting perspectives. We intend to expand distribution of TNMNews to terrestrial radio stations in major US markets over the next twelve months as well as build a strong web presence as “THE” destination for unbiased news and information on everything marijuana. As we expand TNMNews, we hope to generate advertising revenue as well as provide a platform for our products and services. We will also be building a radio and video production studio in our lab facility in Las Vegas, Nevada.

TNMNews is a weekly one-hour Internet radio news and talk show featuring unbiased reporting of the burgeoning marijuana industry. Although leaning more towards a medicinal use platform, the show seeks to foster thought-provoking discussion of both the medicinal and recreational marijuana markets.

We soft-launched TNMNews’ Internet radio program on Live 365 nearly six months ago, and its popularity is growing. Over the last quarter, streaming of our program grew from 3,000 to over 120,000 streams per month. TNMNews is now working with radio syndication firm, Adlarge Radio Inc. of New York, one of the largest independent radio syndicators in the country, to expand the show into strategic terrestrial radio markets. While we are rolling the show out as a weekly program, it could grow to a daily program in certain markets. While we audio-record our shows, we also video-record them for future use to license to others for use on video streaming channels and television and to market and promote our other brands.

Competition

Today’s marijuana-themed Internet radio shows are pro-cannabis and appeal to the recreational user. We are pioneering a new path down the middle by presenting both sides of marijuana issues in a professional and unbiased format. Major media players are hopping on the marijuana bandwagon. Local publications like the Denver Post and the San Francisco Chronicle have dedicated space to cannabis coverage. The Huffington Post and many of the other major daily newspapers cover cannabis news. MSNBC, CNN, and truTV are developing series around cannabis. Increasing public interest in this topic ensures we will have an audience and be able to attract paid advertisers.

Government Regulation

The following is a brief summary of certain statutes, regulations, policies and proposals affecting our media and entertainment business. For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act. This does not comprehensively cover all current and proposed statutes, regulations and policies affecting our media and entertainment business. Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our media and entertainment business. Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our media and entertainment business.

Federal law regulates the broadcast of obscene, indecent or profane material. Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act. In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions. While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies, and the FCC has since solicited public comment on those policies. We may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming that contains indecent or profane language. We cannot predict the outcome of our outstanding letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.

DigiPath U™ – Cannabis Education and Training

DigiPath U™ is currently developing a comprehensive curriculum in order to facilitate the highest quality education for all ancillary medical cannabis careers, from Bud-tender to Botanist. Much like a chef in training needs to attend culinary school to learn prepping, food safety, best practices, culinary techniques, anyone training to work in the medical cannabis vertical is going to need more formal training. From the perspective of the small business owner, you want to ensure your representatives know how to properly speak about the product, how to handle the product, and most importantly, remaining compliant for continued operation. From the perspective of the matriculated student, this provides a formal certification taught by industry experts that will be renowned in the community and a true resume builder instilling confidence in the employer. From a regulatory perspective, this guaranties a standard that the public can trust and rely on. Initially we will provide an online curriculum. To the extent, we are successful we will build out co-located educational institute analogous to a trade school alongside our labs. The institutes will be licensed by the Commission on Post-Secondary Education, as a state licensed vocational training school.

The education and training division at DigiPath U™ seeks to develop an industry-leading curriculum for those seeking employment or a general increase in their knowledge of the cannabis industry. We are currently developing a two-day seminar to educate students ranging from cannabis industry newcomers and job seekers to doctors and nurses to lawmakers and law enforcement personnel. The seminar will address the political, historical, social, medical, physical, and financial aspects of marijuana and their impact on cannabis commerce.

We are also developing a modularized six-week, instructor-facilitated online course. The six-week course will adapt an interactive story-based format currently in use in graduate schools to educate students on the many facets of botanical nutraceuticals, particularly cannabis, and to teach them the critical skills needed in the cannabis industry. These courses will cover Legal Compliance, Dispensary Operations Management, and Cultivation, and Medical Marijuana science.

DigiPath, Corp. – Digital Microscopy

Products and Services

Our digital microscopy business is operated through our wholly owned subsidiary, DigiPath, Corp. which currently provides all of our revenues. Through DigiPath Corp., we develop and sell affordable, innovative, and reliable digital microscopy solutions for 2nd opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of microscopy in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions. Our digital microscopy image-based information environment is enabled by computer technology that allows for the management of information generated from a digital slide.

Our digital microscopy division offers a suite of hardware, software and cloud-based solutions to create, share, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. Our products are marketed under the names PathScope™, PathLive™, PathPlant™, PathCloud™, PathReview™, PathConsult™, PathIA™, and PathStore™.

PathScope™ hardware

DigiPath’s PathScope is an affordable, innovative, and reliable digital pathology solution. Depending on configuration, the pricing ranges from $25,000 to $100,000 capital purchase option. The options include capacity (1, 2, 4, 200), objective (2x, 4x, 10x, 20x, 40x, 60x, 100x), barcode, and file format (JPEG, JP2k, SVS, TIFF).

PathLive™ hardware

PathLive™ is an affordable real time telepathology system. PathLive provides high quality images in a real time fashion and allows the remote user to remotely control objective magnifications, X & Y axis stage location, and Z axis focus plane. PathLive™ objectives can be configured with 4, 10, 20, and 40x objectives. Stage capacity is 2 slides.

PathPlant™ hardware

DigiPath has adapted its digital pathology platform for multiple use cases in botany. The platform will allow live and remote viewing at 20x, 40x, 60x, and 100x magnifications. Additionally, one can create a digital slide of various plant specimens for later retrieval and comparison.

PathCloud™ service

DigiPath’s PathCloud is an affordable digital pathology solution networked engineered and optimized for digital pathology performance and reliability. PathCloud includes a USA national backbone network with 8 points of presence, 1000 TB storage, and 100M bandwidth, optimized for digital pathology. The reliability is based on PathCloud’s service level agreement which includes; 100% availability, 100% packet delivery, sub 200 milliseconds latency, and sub 1 second viewing time.

PathReview™ and PathConsult™ software

DigiPath’s PathReview provides a scanner agnostic viewer and image server to review images via third party browsers, including Chrome, Internet Explorer, Firefox, and Safari. PathConsult has the features of PathReview with capability of doing a report and searchable database.

PathIA™ software

PathIA is the next generation affordable image analysis solution for digital pathology. It includes the capability for image analysis for nuclear, membrane, and cytoplasm immunohistochemistry stained samples.

PathStore™ service

PathStore™ is a web based e-commerce vehicle for professional services (consultations, 2nd opinions, & quality assurance) and third party software developers to market, sell, and implement their digital pathology solutions to PathScope™ users. PathStore™ includes the ability to place third party applications on the PathScope™ desktop, or in the connected PathCloud™ network. PathStore™ will be released worldwide in 2015.

Market Overview

Digital microscopy refers to the management, interpretation and analysis of information generated from a digital slide. Digital microscopy includes the process of developing glass slides and converting them through available digital solutions into digital slides that can be viewed, managed, and analyzed or virtual microscopy. Digital pathology allows drug developers, pathologists and researchers to view tissue images through a computer or over a standard Internet connection and can be stored for later interpretation and archiving and data mining in support of computer aided quantitative histopathology.

Digital pathology may improve patient care with a faster diagnosis time, more accurate and reproducible diagnosis, and probable lower medical costs. This in turn results in a faster turnaround time, faster access to sub-specialist, fast access to 2nd opinion, and more cost effective medical diagnosis. We believe that these benefits are driving the expansion of the digital pathology market. According to Research and Markets, the global pathology market is expected to grow at a CAGR of 10.55 percent over the period 2013 – 2018.

Digital pathology is used worldwide in drug development, reference lab, hospital, and academic medical center settings. Applications include education, research, image analysis, archival and retrieval, laboratory information system (“LIS”) integration, secondary consultations, and virtual slide sharing. Today, education and training is the most common use for labs using digital pathology. The biggest barrier to more clinical use is the cost of scanning digital slides, which does not eliminate the need to first prepare glass slides.

Competition

The market for electronic data collection, data management and other clinical trial solutions is highly competitive and rapidly evolving. It is subject to changing technology, shifting customer needs, changes in laws and regulations, and frequent introductions of new products and services. We primarily compete on affordability, innovation, and reliability. Our competitors in the digital pathology market include, Hamamatsu, Nikon, Olympus, Carl Zeiss, OMNYX (owned by GE and UPMC), Leica (owned by Danaher), Phillips, Sakura, Roche, Abbott, Thermo Fisher, Claro, 3DHistech, Motic, OptraScan, Unic Tech, SAKURA, SensoVation, PathXL, AuroraMSC, SciMagis Imaging, Pixel Data, Canon Imaging, FUJI, Siemens, General Electric, Objective Imaging, Objective Pathology, ApolloPACs, and MikroScan.

Although some of our competitors and potential competitors have greater name recognition, longer operating histories, more product offerings and greater financial, technological and other resources than we do, we believe that we compete favorably with our competitors on the basis of these factors.

Government Regulation

The use of our devices, software applications, services and hosted solutions by our customers must be done in a manner that is compliant with a complex array of U.S. federal and state laws and regulations, including regulation by the United States Food and Drug Administration, or the FDA, as well as regulations and guidance issued by foreign governments and international non-governmental organizations. Our applications have been designed to allow our customers to deploy them as part of a validated system, compliant with applicable laws and regulations.

FDA Regulations

The FDA regulates design, testing, manufacturing, labeling, distribution, marketing, sales and service of image analysis products and services. Such products and services are marketed in the U.S. according to premarket notifications to the FDA under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each image analysis product that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA.

Certain of DigiPath’s products can be considered medical devices and subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA categorizes medical devices into three classes; these classes are referred to as Class I, Class II, and Class III.

●	Class I devices are subject to the least regulatory control. General controls include provisions that relate to adulteration; misbranding; device registration and listing; premarket notification; banned devices; notification, including repair, replacement, or refund; records and reports; restricted devices; and good manufacturing practices. Class I devices are not intended for use in supporting or sustaining life or to be of substantial importance in preventing impairment to human health, and they may not present a potential unreasonable risk of illness or injury.

●	Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and existing methods are available to provide such assurances. In addition to complying with general controls, Class II devices are also subject to special controls. Devices in Class II are held to a higher level of assurance than Class I devices, and are designed to perform as indicated without causing injury or harm to patient or user.

●	A Class III device is one for which insufficient information exists to assure safety and effectiveness solely through the general or special controls sufficient for Class I or Class II devices. Such a device needs premarket approval, a scientific review to ensure the device’s safety and effectiveness, in addition to the general controls of Class I. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

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

Regulation of Health Information

Government regulation of the use and disclosure of patient privacy and data protection imposes a number of requirements. In the United States, regulations issued pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, require certain “covered entities,” including facilities and providers which are involved in clinical trials, to comply with established standards regarding the privacy and security of protected health information and to use standardized code sets when conducting certain electronic transactions. The regulations also require “business associates” that provide services on behalf of the covered entity to follow the same standards. Although we are not a “covered entity” or a “business associate” and therefore technically are not subject to HIPAA regulations, many users of our products and services are directly regulated under HIPAA and our products cannot be utilized in a manner that is inconsistent with the users’ HIPAA compliance requirements. In addition, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws; we may be required to comply with a number of the same HIPAA requirements. The breach of such requirements on our part may result in liability to our customers and us. In addition to HIPAA, most states have enacted or are considering their own privacy and data protection laws. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements and we must comply with them.

In addition to complying with the privacy laws of the United States, many foreign governments have data privacy protection laws that include additional protections for sensitive patient information, such as confidential medical records. Because we provide services in many of these countries, we must meet these requirements and must provide our services in a manner that supports our customers’ compliance obligations.

Intellectual Property

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

We intend to protect our investment in the research and development of our products and technologies. We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Distribution and Major Customers

We sell our digital pathology solutions directly to end users, through exclusive distributors, non-exclusive distributors, and OEM (third-party brands) depending on the application and the geographical location of the customer. Generally, qualified distributors and OEM are already in the business of selling bright field microscopes, equipment for medical analysis, or other laboratory equipment. Under the terms of our standard distribution agreements, distributors and OEM partners are assigned exclusive or non-exclusive territories or markets and, in turn, commit to purchasing a minimum amount of our products on either a quarterly or monthly basis.

We generated net revenues of $485,870 during the fiscal year ended September 30, 2014. Our digital pathology business accounted for all our net revenue. During this period, six customers accounted for 95.5% of our total net revenues. During the fiscal year ended September 30, 2013, we generated net revenues of $567,192 with our digital pathology business accounting for all our net revenue. During this period, three customers accounted for 35.1% of our total net revenues.

Key Suppliers

We are not parties to long-term agreements with our major vendors. In light of our decreased emphasis on our software and consumer goods business segments, we expect to engage the services of these vendors on a limited basis in the future. We do not anticipate difficulties in locating alternative developers and other vendors as needed.

During the fiscal year ended September 30, 2014, we had one vendor who accounted for 40.2% of our purchases. For the year ended September 30, 2013, that same vendor accounted for 41.6%.

During the fiscal year ended September 30, 2013, we had one key vendors which accounted for 10% or more of our purchases:

Research and Development

We believe that our future success in digital microscopy will be impacted by our ability to continue to enhance and broaden our products and services to meet the evolving needs of users of digital microscopy services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions.

When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate data integrity in the solution, known in the industry as a validation package. Our software development lifecycle practices include streamlined methodologies for generating and maintaining validation packages during the software release process. These methodologies include a validated path for upgrading existing installations and data. We provide a major update occurring approximately once per year, the concurrency and robustness of validation packages provide our customers with an ability to stay on current technology, allowing us to minimize the number of legacy releases that require maintenance and support.

During our fiscal year ending September 30, 2014, we invested heavily in research and development for our cannabis-related businesses. Towards the development of DigiPath UTM, we invested $875,000 for research and business materials which will be developed into online educational services. Additionally, TNMNews invested $337,693 towards the development of internet-based radio shows which are currently broadcast over the internet and generating revenue.

We expect to continue to invest in these businesses and to invest further as we enter the lab business for cannabis testing. As we enter the lab business our staff requirements will grow.

Marketing, Sales and Support

We use a range of communication platforms to reach our target customers. The goal of the marketing strategy is to position us as the leading testing, education and training company in the botanical, nutraceutical, and cannabis industries in the country. Our marketing efforts include digital/online, industry conferences and affiliations, media outreach, our own TNMNews, direct response and public relations. We believe that these efforts have the ability to deliver our brand message in a powerful way to maximize audience reach.

Seasonality

Our businesses are not subject to seasonality.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We intend to obtain such insurance in accordance with customary industry practices.

Employees

As of September 30, 2014, we had 20 full-time employees.

None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Corporation Information

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our website is located at www.digipath.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Current Report. The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. Risk Factors.

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

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations. We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have generated positive earnings, however, there can be no assurance that we will continue to operate profitably. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations. We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

Our failure to manage growth effectively could impair our business. Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

Our plans are dependent upon key individuals and the ability to attract qualified personnel. In order to execute our business plan, we will be dependent on upon our executive officers and directors, as well as other key personnel. The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of September 30, 2014, twenty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado and Washington have legalized cannabis for adult use and, on November 4, 2014, Oregon, Washington DC, and Alaska voted to approve legalization of recreational marijuana. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our cannabis testing and cannabis online radio divisions. Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the federal controlled substances act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business. Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Laws and regulations affecting the cannabis and marijuana industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us. Local, state and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products. It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Expansion by well-established laboratory testing companies into the cannabis industry could prevent us from realizing anticipated growth in customers and revenues. Traditional laboratory testing companies may expand their businesses into cannabis testing. If they decided to expand into cannabis testing, this could hurt the growth of our business and cause our revenues to be lower than we expect.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities. Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate. Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

Risks Relating To Media Business

We face intense competition in our media and entertainment businesses. We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues if any. Our media and entertainment advertising businesses compete for audiences and advertising revenues with other media and entertainment businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Alternative media platforms and technologies may continue to increase competition with our broadcasting operations. Terrestrial radio broadcasting operations face increasing competition from alternative media platforms and technologies, such as broadband wireless, satellite radio, audio broadcasting by cable television systems and Internet-based audio music services, as well as consumer products, such as portable digital audio players and other mobile devices. These technologies and alternative media platforms compete with our radio stations for audience share and advertising revenues. We are unable to predict the effect that such technologies and related services and products will have on our future business. The capital expenditures necessary to implement these or other technologies could be substantial and we cannot assure you that we will continue to have the resources to acquire new technologies or to introduce new services to compete with other new technologies or services, or that our investments in new technologies or services will provide the desired returns. Other companies employing new technologies or services could more successfully implement such new technologies or services or otherwise increase competition with our businesses.

Our Media and Entertainment business is dependent upon the performance of on-air talent and program hosts. We employ or independently contract with many on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective markets. We can give no assurance that all or any of these persons will remain with us or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with us. Our competitors may choose to extend offers to any of these individuals on terms which we may be unwilling to meet. Furthermore, the popularity and audience loyalty of our key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could have a material adverse effect on our ability to attract local and/or national advertisers and on our revenue and/or ratings, and could result in increased expenses.

Our business is dependent on our management team and other key individuals. Our business is dependent upon the performance of our management team and other key individuals. A number of key individuals have joined us or assumed increased responsibilities, including Todd Denkin, our Chief Executive Officer. Although we have entered into agreements with some members of our management team and certain other key individuals, we can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our radio broadcasting and other media and entertainment operations or adversely affect our business and financial results. Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry. For example, the FCC could impact our profitability by imposing large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming. We cannot predict whether legislation affecting our media and entertainment business will be adopted. Such legislation could have a material impact on our operations and financial results. Finally, various regulatory matters relating to our media and entertainment business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

If our security measures are breached, we may face liability and public perception of our services could be diminished, which would negatively impact our ability to attract listeners, business partners and advertisers. Although we have implemented physical and electronic security measures to protect against the loss, misuse and alteration of our websites, digital assets and proprietary business information as well as listener, consumer, business partner and advertiser personally identifiable information, no security measures are perfect and impenetrable and we may be unable to anticipate or prevent unauthorized access. A security breach could occur due to the actions of outside parties, employee error, malfeasance or a combination of these or other actions. If an actual or perceived breach of our security occurs, we could lose competitively sensitive business information or suffer disruptions to our business operations. In addition, the public perception of the effectiveness of our security measures or services could be harmed, we could lose listeners, consumers, business partners and advertisers and we could suffer financial exposure in connection with remediation efforts, investigations and legal proceedings and changes in our security and system protection measures.

Additional restrictions on advertising of cannabis and other products may further restrict the categories of clients that can advertise using our products. For example out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including cannabis products. Any significant reduction in cannabis-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements.

Risks Relating To Our Digital Microscopy Business

Our lack of patent and/or copyright protection and any unauthorized use of our proprietary information and technology, may adversely affect our business. Information technology, network and data security risks could harm our business. We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. This risk may be increased due to the lack of any patent and/or copyright protection. Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent, or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S., our technology or other intellectual property may be compromised, and our business could be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources. Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, in the event that we recruit employees from other companies, including certain potential competitors, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion from financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

We depend on third-party licenses for our products and services. We rely on certain software technology which we license from third parties and use in our products and services to perform key functions and provide additional functionality. Because our products and services incorporate software developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to maintain or enhance their current products and services, to develop new products and services on a timely and cost-effective basis, and to respond to emerging industry standards and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms or at all.

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

Our failure to develop our limited marketing capabilities would have a material adverse effect on our business. We have limited marketing capabilities and resources to expend on marketing the Digital Pathology consulting. In order to achieve market penetration we will have to undertake significant efforts and expenditures to create awareness of, and demand for, our Digital Microscopy consulting and products. Our ability to penetrate the market and build our customer base will be substantially dependent on our marketing efforts, including our ability to encourage customers to adopt Digital Microscopy. No assurance can be given that we will succeed. Our failure to successfully develop our marketing capabilities, both internally and through third-party joint ventures, would have a material adverse effect on our business, operating results and financial condition.

Risks Related To Our Common Stock

Our operating results may fluctuate causing volatility in our stock price. Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results causing volatility in our stock price:

●	Our ability to execute our business plan, compete effectively and attract customers;

●	Our ability to respond effectively to a rapidly evolving regulatory and competitive landscape;

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	Our ability to obtain working capital financing;

●	Our ability to attract, motivate and retain top-quality employees;

●	Investors’ general perception of us; and

●	General economic conditions and those economic conditions specific to cannabis industry.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares. Our common stock is currently eligible for quotation on the OTCQB and OTCBB, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTCQB and OTCBB is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

Applicable sec rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price our common stock. Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded. Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock. The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price (currently $0.02), will have the effect of diluting current shareholders.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future. Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the Private Placement upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock. We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our leased premises is 6,000 square feet and will be utilized for corporate business offices and a cannabis testing lab and a radio production studio at a cost of $7,370 per month. In addition to this commitments, the Company pays monthly rent, on a month-to-month basis, for the following offices: accounting office at $950, research office at $600, satellite office storage space at $350, development office at $2,127, and potential lab space at $1,977, totaling $6,004 per month.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. REMOVED AND Reserved.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of November 21, 2014, the closing price of our securities was $0.03.

We commenced listing on December 23, 2011.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended September 30, 2014:
First Quarter	$1.00	$1.00
Second Quarter	$1.40	$0.65
Third Quarter	$1.75	$.024
Fourth Quarter	$6.00	$0.16
Fiscal year ended September 30, 2013:
First Quarter	$1.15	$0.30
Second Quarter	$1.00	$0.31
Third Quarter	$1.00	$0.35
Fourth Quarter	$1.00	$0.35

(b) Approximate Number of Holders of Common Stock

As of November 24, 2014, there were approximately 136 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	30,000,000
Equity compensation plans not approved by security holders	4,067,618	$0.03	n/a
Total	4,067,618	$0.03	30,000,000

Stock Incentive Plan

On March 5, 2012, our board of directors and stockholders adopted our 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan is intended to enable the Company to remain competitive and innovative in its ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The 2012 Plan is expected to provide flexibility to the Company’s compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. The following is a brief description of the material terms of the 2012 Plan and the awards that may be granted thereunder and is qualified in its entirety by the text of the 2012 Plan attached hereto as Exhibit 10.1 and incorporated herein by reference.

Effective Date and Expiration. The 2012 Plan became effective on March 5, 2012, and will terminate on March 5, 2022, unless it is terminated earlier by our board of directors. No award may be made under the Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

Share Authorization. The maximum aggregate number of Shares which may be issued pursuant to awards granted under the 2012 Plan is Thirty Million (30,000,000) shares.

General; Types of Awards. The 2012 Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our commons stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants.

Administration. The 2012 Plan will be administered by our board of directors or a committee of our board of directors (the “Administrator”) as provided in the 2012 Plan. The Administrator will have the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. The Administrator will be authorized to interpret the 2012 Plan, to establish, amend, and rescind any rules and regulations relating to the 2012 Plan, to determine the terms of agreements entered into with recipients under the 2012 Plan, and to make all other determinations that may be necessary or advisable for the administration of the 2012 Plan.

Eligibility. Options and other awards may be granted under the 2012 Plan to directors, officers, employees and consultants of our company and any of our subsidiaries, provided that the services of such consultants are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our securities. At the date of this prospectus, all of our officers, directors and employees would have been eligible to receive awards under the 2012 Plan.

Stock Options. The exercise price per share of our common stock purchasable upon exercise of any stock option or SAR will be determined by the Administrator, but cannot in any event be less than 100% of the fair market value of our common stock on the date the award is granted. The Administrator will determine the term of each stock option or SAR (subject to a maximum term of 10 years) and each option or SAR will be exercisable pursuant to a vesting schedule determined by the Administrator. The grants and the terms of ISOs will be restricted to the extent required for qualification as ISOs by the U.S. Internal Revenue Code of 1986, as amended. Subject to approval of the Administrator, options or SARs may be exercised by payment of the exercise price in cash, shares of common stock or pursuant to a “cashless exercise” through a broker-dealer under an arrangement approved by the Administrator. The Administrator may require the grantee to pay to us any applicable withholding taxes that we are required to withhold with respect to the grant or exercise of any option. The withholding tax may be paid in cash or, subject to applicable law, the Administrator may permit the grantee to satisfy these obligations by the withholding or delivery of shares of our common stock. We may withhold from any shares of our common stock that may be issued pursuant to an option or from any cash amounts otherwise due from us to the recipient of the option an amount equal to such taxes.

Restricted Stock. Restricted shares may be sold or awarded for consideration determined by the Administrator, including cash, full-recourse promissory notes, as well as past and future services. Any award of restricted shares will be subject to a vesting schedule determined by the Administrator. Any restricted shares that are not vested will be subject to rights of repurchase, rights of first refusal or other restrictions as determined by the Administrator. In general, holders of restricted shares will have the same voting, dividend and other rights as our other stockholders.

Adjustments upon Changes in Capitalization. In the event of any change affecting shares of our common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, the Administrator will make substitutions or adjustments in the aggregate number of shares that may be distributed under the 2012 Plan, and in the number and types of shares subject to, and the exercise prices under, outstanding awards granted under the 2012 Plan, in accordance with Section 10 and other provisions of the 2012 Plan.

Assignment. Unless otherwise permitted by the 2012 Plan and approved by the Administrator as permitted by the 2012 Plan, no award will be assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an award may be exercised only by the grantee.

Amendment. Our board of directors may amend the 2012 Plan in any and all respects without stockholder approval, except as such stockholder approval may be required under applicable law or pursuant to the listing requirements of any national market system or securities exchange on which our equity securities may be listed or quoted.

Compensation Plans Not Approved By Security Holders

During the year ended September 30, 2014, we issued the following non-plan options:

●	38,813 options with an exercise price of $0.33 per share and recorded an expense associated with these options of $28,414;

●	3,000,000 options with and exercise price of $0.02 vesting quarterly over a period of one year. The value the Company associated with these options was $22,502; and

●	1,000,000 options with an exercise price of $0.05 vesting quarterly over a period of one year. The value the Company associated with these options was $31,794.

During the year ended September 30, 2014, we issued the following amounts of shares of our common stock to our consultants as compensation:

●	6,500,000 shares of common stock at a per share value of $0.02 and recorded an expense associated with these shares of $80,000; and

●	8,530,000 shares of common stock at a per share value of $0.05 and recorded an expense associated with these shares of $106,614; and

●	1,000,000 shares of common stock at a per share value of $0.49 and recorded an expense associated with these shares of $91,288.

All shares were granted without restriction but stock certificates would be delivered to the grantees on a quarterly basis over a period of up to 24 months.

Warrants Issued by DigiPath Corp.

On April 19, 2014, DigiPath, Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital microscopy, granted a five year Common Stock Purchase (“Warrants”) to both Steven Barbee and Eric Stoppenhagen (the “Consultant”). The Warrant will entitle each Consultant to purchase up to 3,000,000 shares of common stock at an exercise price of $0.10. No equity or debt shall be issued in DigiPath, Corp. or its subsidiaries without the expressed written consent of Consultant, which shall not be unreasonably withheld. To the extent the issuance could be dilutive the Consultant shall be made whole. The Warrants shall vest immediately and are considered to be earned in full. Warrants shall have a cashless provision.

In the event that there is a Change in Control, and at such time DigiPath Corp’s value exceeds $1,600,000, as measured by the fair market value of the greater of DigiPath, Corp or its assets, Consultant shall be paid $300,000. Change in Control of DigiPath, Corp shall be deemed to have occurred if: (i) any “Person,” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than DigiPath, Corp, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of DigiPath, Corp in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner’ (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of DigiPath, Corp’s then outstanding securities; (ii) during any 12-month period (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the company to effect a transaction described in sub clauses (i), (iii) or (iv) of this Section 4.3) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least 66 2/3 % of the members of the Board then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) the DigiPath, Corp’s stockholders approve a merger or consolidation of DigiPath, Corp with any other corporation, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) a merger or consolidation effected to implement a recapitalization of DigiPath, Corp (or similar transaction) in which no Person acquires more than 50% of the combined voting power of DigiPath, Corp’s then outstanding securities; or (iv) the stockholders of DigiPath, Corp approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by DigiPath, Corp of all or substantially all of DigiPath, Corp’s assets.

Mr. Stoppenhagen’s Warrants shall not be able to be converted into more than 4.99% of the Company’s common stock without giving a 65 days’ notice to void such provision.

The Company recorded a total of total of $343,533 expense associated with warrants and recorded as a non-controlling interest because the warrants are issued by the subsidiary.

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended September 30, 2014, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2014 and 2013. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our four business units are described below.

●

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. Currently, we are building our first testing lab in Nevada and have plans to open labs in other legal states.

●

The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●

DigiPath U™ is developing a two-day seminar and a modularized six-week, instructor-facilitated online course for people who want to learn more about cannabis or are seeking employment in the new industry.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigiPath, Corp. for general working capital purposes in its existing digital microscopy business. The remaining Gross Proceeds are being used to fund cannabis related lines of business.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

During fiscal year 2014, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our digital microscopy business segment accounted for all of our revenues for the twelve months ended September 30, 2014 and 2013. Our cannabis segment commenced in fiscal 2014. Summarized financial information regarding each revenue generating segment and the real estate business segment as of fiscal years ended September 30, 2014 and 2013 are as follows:

	For the years ended September 30,
	2014		2013
	Cannabis	Microscopy	Cannabis	Microscopy
Revenues	$0	$485,870	$0	$567,192
Cost of Sales	-0-	297,529	-0-	303,954
Gross Profit	-0-	188,341	-0-	263,238
Operating Expenses	2,323,899	685,008	-0-	574,822
Loss from Operations	(2,323,899)	(496,667)	-0-	(311,584)
Interest and other expense	-0-	(11,636)	-0-	(18,063)
Net Loss	$(2,323,899)	$(508,303)	$0	$(329,647)

Comparison of fiscal years ended September 30, 2014 and September 30, 2013

Revenues

Revenues for the years ending 2014 and 2013 were $485,870 and $567,192, respectively. All revenues were generated by our digital microscopy business and consisted of product sales related to the sale of our digital microscopy solutions. The decrease in revenue was due to the decreased liquidity in the first half of the 2014 fiscal year. Currently, we are building our first cannabis testing lab in Las Vegas, Nevada and hope to commence operations by the second calendar quarter of 2015.

Cost of Sales

Cost of sales for the years ending 2014 and 2013 were $297,529 and $303,954, respectively. The decrease in cost of sales were attributed to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,020,542 and $574,822 for 2014 and 2013, respectively.  The expenses consisted primarily of research and development, cost of marketing, professional fees and travel expenses. The increase in expenses consisted primarily of costs associated with professional services, development, and stock compensation expense related to the commencement of operations surrounding our cannabis testing, media and educational businesses. The Company recognized $1,003,416 of expenses for expenses related to the starting of our cannabis testing labs and radio shows for the year ending September 30, 2014. As our business plan contemplates the expansion of our cannabis business segments, including the establishment of additional cannabis testing labs, we expect SG&A related to our cannabis business segment to increase in the near future.

Interest Income and Other, Net

Interest expense was $11,636 and $18,063 for 2014 and 2013, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014. Exchange loss for 2013 was $4,445.

Liquidity and Capital Resources

As of September 30, 2014, the Company had assets equal to $5,677,797, comprising of cash of $5.1 million, accounts receivable of $123,045, inventory of $285,255 and deposits, equipment, and intellectual property totaling $166,877. The Company’s current liabilities as of September 30, 2014 were $190,897 comprising of accounts payable, accrued expenses, and deferred revenue.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2014 and 2013:

	2014	2013
Operating Activities	$(1,696,981)	$(103,424)
Investing Activities	(1,055,359)	—
Financing Activities	7,819,597	(56,784)
Net increase (decrease) on Cash	$5,067,257	$(160,208)

The increase for the year ended September 30, 2014 from the year ended September 30, 2013 in funds used in operating and investing activities was due to the commencement of research, development, and operations surrounding our lab business and educational business.

The increase for the years ended September 30, 2014 from the years ended September 30, 2013 in funds provided by financing activities was due the following financings. On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with Investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly Series A Preferred in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors. On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. At a minimum, this funding should last the Company until September 30, 2015.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended September 30, 2014 and 2013, the Company did not recognize any impairments for its property and equipment. For the years ended September 30, 2014, the Company recognized an impairment loss of $1,003,416 and $0 respectively which represents the carrying value of development costs. Management believes these developed products will continue to be utilized by the Company to generate revenues; however, since the Company does not have historical operating experience, these amounts were written off.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the years ended September 30, 2014 and 2013, the Company did not recognize any impairments for intellectual property.

Revenue Recognition

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

Stock Compensation for Services Rendered

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and ASC 505-50, Equity, Equity-Based Payments to Non-employees (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data.

DIGIPATH, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigiPath, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of DigiPath, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigiPath, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, CA
November 25, 2014

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	September 30, 2013

ASSETS
CURRENT ASSETS
Cash	$5,102,620	$35,363
Accounts receivable	123,045	43,596
Inventory	285,255	158,963
Deposits	117,805	15,700
TOTAL CURRENT ASSETS	5,628,725	253,622
Equipment, net	20,735	1,714
Intellectual property	28,336	—
TOTAL ASSETS	$5,677,796	$255,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$151,764	$55,796
Deferred revenue	39,133	228,948
Revolving note payable and accrued interest, related party	—	294,051
Due to related party	—	223,463
TOTAL CURRENT LIABILITIES	190,897	802,258

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,850,000 shares issued and outstanding at September 30, 2014 and no shares issued and outstanding at September 30, 2013, respectively	5,850	—
Common stock, $0.001 par value, 900,000,000 shares authorized, 58,756,400 and 5,536,400 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively.	58,756	5,536
Additional paid in capital	9,280,915	130,429
Accumulated Equity	(3,515,089)	(682,887)

TOTAL DIGIPATH, INC. STOCKHOLDERS’ EQUITY	5,830,432	(546,922)
Non-controlling interest in subsidiary	(343,533)	—
Total Stockholders’ Equity	5,486,899	$(546,922)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,677,796	$255,336

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2014	2013

REVENUES	$485,870	$567,192
COST OF SALES	297,529	303,954

GROSS PROFIT	188,341	263,238
OPERATING EXPENSES:
General and administrative expenses	3,008,907	574,822
LOSS FROM OPERATIONS	(2,820,566)	(311,584)
Interest and other expense	(11,636)	(18,063)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,832,202)	(329,647)
Provision for income taxes	—	—

NET LOSS	$(2,832,202)	(329,647)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.12)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	24,471,058	5,531,386

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		APIC	Non Controlling	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance at September 30, 2012	-	$-	5,516,400	$5,516	$81,774	$-	$(353,240)	$(265,950)
Common stock issued for services	-	-	20,000	20	19,780		-	19,800
Options issued for services	-	-	-	-	28,875		-	28,875
Net loss	-	-	-	-	-		(329,647)	(329,647)
Balance at September 30, 2013	-	$-	5,536,400	$5,536	$130,429	$-	$(682,887)	$(546,922)
Preferred stock issued for cash	6,000,000	6,000			5,994,000			6,000,000
Options exercised	-		10,000	10	3,290			3,300
Common stock issued for cash	-		44,200,000	44,200	2,165,800			2,210,000
Common stock issued for services	-		1,510,000	1,510	28,490			30,000
Sharebased compensation vested	-				44,837			44,837
XTOL and TLC to be reversed	-				30,000			30,000
Options issued for service	-				10,377			10,377
Sharebased compensation vested	-				193,976			193,976
Warrants in subsidiary issued for services	-				343,533			343,533
Non-controlling interest in subsidiary	-				343,533	(343,533)		-
Conversion of preferred shares to common	(150,000)	(150)	7,500,000	7,500	(7,350)			-
Net loss	-	-	-	-			(2,832,202)	(2,832,202)
Balance at September 30, 2014	5,850,000	$5,850	58,756,400	$58,756	$9,280,915	$(343,533)	$(3,515,089)	$5,486,899

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(2,832,202)	$(329,647)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	4,586	27,212
Stock based compensation – warrants	343,533	—
Stock based compensation	303,191	48,675
Write-down of development costs	1,003,416	—
Changes in operating assets and liabilities:
Accounts receivable	(79,449)	33,816
Inventory	(126,292)	(109,623)
Prepaid	(102,105)	(15,700)
Accounts payable and accrued expenses	95,967	(19,867)
Due to related party	(123,811)	177,510
Deferred revenue	(189,815)	60,149
Accrued interest payable	—	24,051
Net cash used in operating activities	(1,696,981)	(103,424)

INVESTING ACTIVITIES:
Purchase of development costs	(1,003,416)	—
Purchase of equipment	(28,336)	—
Purchase of intangibles	(23,607)	—

Net cash used in investing activities	(1,055,359)	—

FINANCING ACTIVITIES:
Proceeds (repayment) from revolving note due to related party	105,000	(56,784)
Proceeds from the sale of Preferred Stock	5,600,000	—
Proceeds from the sale of Common Stock	2,210,000	—
Proceeds from options exercised	3,300	—
Repayment of revolving note	(98,703)
Net cash provided by (used in) financing activities	7,819,597	(56,784)
Net increase (decrease) in cash	5,067,257	(160,208)

Cash at beginning of period	35,363	195,571
Cash at end of period	$5,102,620	$35,363

Supplemental disclosure of non-cash investing and financing transactions:
Note payable exchanged for preferred stock	$400,000	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$218	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Current Operations and Background — DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our four business units are described below.

●

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. Currently, we are building our first testing lab in Nevada and have plans to open labs in other legal states.

●

The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●

DigiPath UTM is developing a two-day seminar and a modularized six-week, instructor-facilitated online course for people who want to learn more about cannabis or are seeking employment in the new industry.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors and advances made to the Company by such Investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

The Company invested $1,000,000 of the gross proceeds received from the sale of its Series A Preferred (the “Gross Proceeds”) into DigiPath, Corp. for general working capital purposes in its existing digital pathology business. The remaining Gross Proceeds are being used to fund cannabis-related lines of business.

Basis of Presentation –

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of DigiPath, Inc., and its 100% majority-owned subsidiary, DigiPath Labs, Inc. and DigiPath, Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates –

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes –

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. During the period from October 5, 2010 through September 30, 2014, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of September 30, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2014, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through September 30, 2014, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of September 30, 2014, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of September 30, 2014. The Company had no cash equivalents as of September 30, 2014 and September 30, 2013.

Fair Value of Financial Instruments –

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts receivable, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at September 30, 2014.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of September 30, 2014 and September 30, 2013.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Inventory consists of digital slide scanners and slide scanner parts.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The useful lives are as follows: machinery 2 to 5 years, software 3 years, trade show booths 3 to 5 years, and leasehold improvements 3 years based on the term of the lease. Software is amortized over the life of the license to the extent software is purchased it is amortized over 3 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended September 30, 2014 and 2013, the Company did not recognize any impairments for its property and equipment. For the years ended September 30, 2014, the Company recognized an impairment loss of $1,003,416 and $0 respectively which represents the carrying value of development costs. Management believes these developed products will continue to be utilized by the Company to generate revenues; however, since the Company does not have historical operating experience, these amounts were written off.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the years ended September 30, 2014 and 2013, the Company did not recognize any impairments for intellectual property.

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

Stock Compensation for Services Rendered –

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and ASC 505-50, Equity, Equity-Based Payments to Non-employees (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Recently Accounting Guidance Adopted

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2014 and September 30, 2013 is $123,045 and $43,596, respectively. There is no allowance for uncollectible accounts at September 30, 2014 and September 30, 2013.

NOTE 4 – INVENTORY

Inventory at September 30, 2014 and September 30, 2013 is $285,255 and $158,963, respectively. There is no allowance for inventory obsolescence. A total of $51,553 and $0 was written off due to obsolescence and included in the consolidated statements of operations during the year ended September 30, 2014 and September 30, 2013, respectively.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at September 30, 2014 and September 30, 2013.

	September 30, 2014	September 30, 2013

Machinery	$35,420	$35,420
Leasehold improvements	13,589	—
Software	10,019	—
Trade Show Booths	13,359	13,359
	72,387	48,779
Less accumulated depreciation	(51,652)	(47,065)
Total	$20,735	$1,714

For the years ending September 30, 2014 and 2013, depreciation expense was $4,586 and $27,212, respectively.

NOTE 6 – INTANGIBLE ASSETS

For the years ended September 30, 2014 and 2013, the Company determined that the carrying value of its development costs were impaired. As a result, $1,003,416 was written off due to the lack of operating history in our testing labs and media divisions for its indefinite-lived intangible assets. Development costs consisted of $208,416 associated with the development of several radio and television shows for our syndicated radio show The National Marijuana News which were capitalized in the year ended September 30, 2014. These shows are currently broadcasting on the Internet and generating revenue for the Company. The remaining amount capitalized in the year ended June 30, 2014, totaling $795,000, relates to third-party cannabis-related research which will be used in our website, our testing labs, and education units.

NOTE 7 – DEFERRED REVENUE

Deferred revenue at September 30, 2014 and September 30, 2013 consisted of $0 and $164,993 for products not yet delivered and $39,133 and $63,955 for unrecognized software support, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2014). As of September 30, 2014, our deposits exceeded insured amounts by $4,602,620. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 900,000,000 shares authorized, 58,756,400 shares issued and outstanding as of September 30, 2014. Effective as of April 4, 2014, the authorized shares of the Registrant’s common stock was increased from 50,000,000 to 900,000,000.

In October 2010, the Company issued 5,000,000 shares of its common stock to the Company’s President, for services performed. In January 2011, the Company issued 10,000 shares of its common stock for services. On March 23, 2011, the Company completed a private placement offering to certain investors (“Investors”) pursuant to which the Company sold an aggregate of 286,750 shares of the Company’s common stock resulting in gross proceeds of $28,675 to the Company. From July 1, 2011 to September 30, 2014, the Company issued 209,650 shares of its common stock for services received by an unrelated party.

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

For the year ended September 30, 2014, the Company approved the issuance of 15,000,000 million shares of the Company’s common stock. Of these 1.5 million shares have vested and issued and 13.5 million shares have not vested and not issued. The Company recorded a stock compensation expense of $67,500 associated with these issuances for the vesting portion and $25,000 as issuance to the service providers.

During the quarter ended June 30, 2014, the Company issued 10,000 shares associated with the exercise of 10,000 options at $0.33 and received $3,300 cash.

During the year ended September 30, 2014, the Company approved the issuance of 1,055,000 million shares of the Company’s common stock. The Company recorded a stock compensation expense of $92,788 associated with these issuances for the vesting portion plus a compensation expense of $101,188 for the vesting of prior period awards.

For the quarter ended September 30, 2014, a total of 150,000 shares of preferred stock were converted into 7,500,000 shares of common stock.

Preferred Stock - The articles of incorporation of the Company authorize 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2014, there are 5,850,000 shares of the preferred stock issued and outstanding. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred.

On April 9, 2014, the Registrant entered into various Series A Convertible Preferred Stock Purchase Agreements with certain accredited investors pursuant to which the Company agreed to issue 6,000,000 shares, in the aggregate, of a newly formed Series A Convertible Preferred Stock (the “Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of money paid by investors from subscription and advances made to the Company by such Investors prior to December 31, 2013 (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). All the Securities Purchase Agreements have the same terms, whereby the shares of Series A Preferred are convertible after years from the date of issue based on a conversion formula equal to the price per share ($1.00) divided by a conversion price equal to the lesser of (A) $0.02 and (B) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert any shares of Series A Preferred Stock. The conversion price is further adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At a conversion price equal to $0.02 per share, the Series A Preferred are convertible into 300,000,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred Stock if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

The additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company, but only with respect to the shares under the beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of 50% of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock then issuable upon its conversion into common stock, e.g., only with respect to the shares under the beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred will be required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Holders of Series A Preferred will be entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion. The registration rights may be transferred to a transferee who acquires all of the Series A Preferred.

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

Non-Plan Options

During the year ended September 30, 2014, the Company issued the following non-plan options: 15,300 options with an exercise price of $0.33 per share and recorded an expense associated with these options of $10,377; 3,000,000 options with and exercise price of $0.02 vesting quarterly over a period of one year. The value the Company associated with these options was $22,502; and 1,000,000 options with an exercise price of $0.05 vesting quarterly over a period of one year. The value the Company associated with these options was $31,794.

The weighted-average grant date fair value of options granted during the years ended September 30, 2014 and 2013 was $0.016 and $0.33, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Year ended September 30,
	2014	2013
Expected volatility	103.82%	68.16%
Expected dividends	—	—
Expected average term (in years)	3.0	3.0
Risk free rate - average	0.81%	0.79%
Forfeiture rate	0%	0%

A summary of option activity as of September 30, 2014 and changes during the two years then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2012	-	$-
Granted	62,318	$0.33
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2013	62,318	$0.33
Granted	4,015,300	$0.03
Exercised	(10,000)	$0.33
Forfeited or expired	-	$-
Outstanding at September 30, 2014	4,067,618	$0.03	2.5	$122,029
Exercisable at September 30, 2014	1,775,951	$0.04	2.5	$35,519

As of September 30, 2014, the aggregate intrinsic values of $122,029 and $35,519 were calculated as the difference between the market price and the exercise price of the Company’s stock, which was $0.06 as of September 30, 2014.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of September 30, 2014 and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at September 30, 2013	-	$-
Granted	4,015,300	$0.03
Vested	(1,723,633)	$0.03
Forfeited	-	$-
Nonvested at September 30, 2014	2,291,667	$0.04

Additional information regarding options outstanding as of September 30, 2014 is as follows:

	Options Outstanding at September 30, 2014			Options Exercisable at September 30, 2014
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.02	3,000,000	2.5	$0.02	1,375,000	$0.02
$0.05	1,000,000	2.5	$0.05	333,333	$0.05
$0.33	67,618	1.5	$0.33	67,618	$0.33
	4,067,618			269,083

Subsidiary Warrants

On April 19, 2014, DigiPath, Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital microscopy granted a five year Common Stock Purchase (“Warrants”) to both Steven Barbee and Eric Stoppenhagen (the “Consultant”). The Warrant will entitle the Consultant to purchase 3,000,000 shares of common stock at an exercise price of $0.10. No equity or debt shall be issued in DigiPath, Corp. or its subsidiaries without the expressed written consent of Consultant, which shall not be unreasonably withheld. To the extent the issuance could be dilutive the Consultant shall be made whole. The Warrants shall vest immediately and are considered to be earned in full. Warrants shall have a cashless provision.

In the event that there is ever a Change in Control, and at such time the DigiPath, Corp’s value exceeds $1,600,000, as measured by the fair market value of the greater of DigiPath, Corp or its assets, Consultant shall be paid $300,000. Change in Control of DigiPath, Corp shall be deemed to have occurred if: (i) any “Person,” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than DigiPath, Corp, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any corporation owned, directly or indirectly, by the stockholders of DigiPath, Corp in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner’ (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of DigiPath, Corp’s then outstanding securities; (ii) during any 12-month period (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the company to effect a transaction described in sub clauses (i), (iii) or (iv) of this Section 4.3) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least 66 2/3 % of the members of the Board then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) the DigiPath, Corp’s stockholders approve a merger or consolidation of DigiPath, Corp with any other corporation, other than: (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (B) a merger or consolidation effected to implement a recapitalization of DigiPath, Corp (or similar transaction) in which no Person acquires more than 50% of the combined voting power of DigiPath, Corp’s then outstanding securities; or (iv) the stockholders of DigiPath, Corp approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by DigiPath, Corp of all or substantially all of DigiPath, Corp’s assets.

Mr. Stoppenhagen’s Warrants shall not be able to be converted into more than 4.99% of the Company’s common stock without giving a 65 days’ notice to void such provision.

The Company recorded a total of total of $343,533 expense associated with warrants and recorded as a non-controlling interest because the warrants are issued by the subsidiary.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company leases space for its lab operations in Henderson, Nevada. Amounts of minimum future annual commitments, including common area maintenance fees, under non-cancelable operating leases are as follows:

2015	$88,440
2016	91,978
2017	95,657
2018	99,483
2019 and thereafter	184,491
Total	$560,049

In addition to these commitments, the Company pays monthly rent, on a month-to-month basis, for the following offices: accounting office at $950, research office at $600, satellite office storage space at $350, development office at $2,127, and potential lab space at $1,977, totaling $6,004 per month.

NOTE 11 – RELATED PARTY TRANSACTIONS

Stock Issued for Debt with Eric Stoppenhagen

On April 9, 2014, pursuant to a series A convertible preferred stock purchase agreement (the “Series A SPA”), Mr. Stoppenhagen purchased 71,864 shares of the Issuer’s Series A Preferred Stock by way of a note payable for expenses converted on January 15, 2014 and 27,788 shares of the Issuer’s Series A Preferred Stock by way of a note payable for accounts payable converted on January 15, 2014 for an aggregate of 99,652 shares of the Issuer’s Series A Preferred Stock held by Mr. Stoppenhagen as a trustee of the Eric Paul Stoppenhagen Trust, dated September 30, 2013.

On April 9, 2014, pursuant to a series A convertible preferred stock purchase agreement (the “Verdad Series A SPA”), Verdad Telecom, Inc. purchased 253,649 shares of the Issuer’s Series A Preferred Stock by way of a secured note payable and 46,699 shares of the Issuer’s Series A Preferred Stock by way of interest on a secured note payable through December 31, 2014 for an aggregate of 300,348 shares of the Issuer’s Series A Preferred Stock held by Verdad Telecom, Inc., of which Mr. Stoppenhagen owns 100% of the issued and outstanding stock. This note payable was satisfied in full by this exchange of company Series A Preferred Stock.

NOTE 12 – INCOME TAX

The deferred tax asset as of the year ended September 30, 2014 and 2013 consisted of the following:

	2014	2013
Net operating loss carry forwards	$1,433,582	$275,211
Less valuation allowance	(1,433,582)	(275,211)
	$—	$—

Management provided a deferred tax asset valuation allowance equal to the potential benefit due to the Company’s historical net losses. When the Company demonstrates the ability to generate taxable income, management will re-evaluate the allowance.

As of September 30, 2014 and 2013, the Company has net operating loss carry forward of approximately $3,515,089 and $682,887, respectively, which is available to offset future taxable income that expires by year 2031.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 6.9% for 2014 and 2013 is as follows:

2014 and 2013
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-6.90%
Increase in valuation allowance	40.90%
Income tax expense	—

NOTE 13 – SEGMENT OPERATING RESULTS

Our business is comprised of two general divisions: cannabis related and digital microscopy sales and services. The following table shows operating results for these two divisions for the twelve month periods ending September 30, 2014 and 2013.

	For the years ended September 30,
	2014		2013
	Cannabis	Microscopy	Cannabis	Microscopy
Revenues	$0	$485,870	$0	$567,192
Cost of Sales	-0-	297,529	-0-	303,954
Gross Profit	-0-	188,341	-0-	263,238
Operating Expenses	2,323,899	685,008	-0-	574,822
Loss from Operations	(2,323,899)	(496,667)	-0-	(311,584)
Interest and other expense	-0-	(11,636)	-0-	(18,063)
Net Loss	$(2,323.899)	$(508,303)	$-0-	$(329,647)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Todd Denkin (1)	51	Director, CEO, President
Steven D. Barbee (2)	47	Director
David Williams (3)	54	CFO & Secretary

(1)	Todd Denkin was appointed to our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He began serving as our President and Chief Executive Officer on October 3, 2014.

(2)	Steve Barbee was appointed to our Board of Directors on June 5, 2014. He served as the Chief Executive Officer of the Company from May 30, 2014 to August 19, 2014. Currently serves as the President of DigiPath Corp., our wholly owned subsidiary.

(3)	David Williams was appointed to serve as our Chief Financial Officer and Secretary on April 24, 2014. He was appointed to serve as our Secretary on August 19, 2014.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Todd Denkin, age 51, has over 5 years in the legal marijuana industry.  Todd Denkin was appointed as president and to our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He began serving as our President and Chief Executive Officer on October 3, 2014.  Prior to joining DigiPath, Mr. Denkin served as co-founder and president of both 10 Mile Farms, LLC and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013.  From 2009 until 2011, Mr. Denkin was a founder, president and director of GrowLife, Inc. Prior to joining GrowLife, Inc., Mr. Denkin was the head of the direct sales and marketing teams from 2002 through 2008 with Digital FX International, and helped build a sales organization of over 60,000 representatives. He is a 30-year veteran of the TV and film industry, working with top companies like Dick Clark Productions, Barris/Guber/Peters, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He also directed and produced “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics.  We believe that Mr. Denkin’s industry experience qualified him to serve as our director.

Steven D. Barbee, age 47, has been involved in the laboratory industry and imaging technologies since 2003. Mr. Barbee joined us as our Vice President in February 2012 and has served as the President of DigiPath, Corp, our wholly owned subsidiary, since April 2014. Prior to joining DigiPath, Mr. Barbee was Vice President of Sales, International, and Government Affairs at BioImagene, Inc., a laboratory imaging focused company, acquired by Roche Corporation in the fall of 2010. Before joining BioImagene, Mr. Barbee was Vice President of Sales and Marketing at Trestle Corporation, a laboratory imaging focused company acquired by Clarient, Inc. in the fall of 2006. For the prior 13 years, Mr. Barbee led a private business consulting firm, and worked as Vice President, Sales Director, and Sales Manager with Zyan Communications, Inc., Level 3 Communications, Inc., ICG Telecom Group, and AT&T. Mr. Barbee holds a Bachelor of Arts in Mathematics from Colorado College. We believe that Mr. Barbee’s industry experience and familiarity with the Company qualifies him to serve as our director.

David Williams, age 54, is a Certified Public Accountant, Certified Management Accountant and holds a Juris Doctorate. Mr. Williams has extensive experience as a chief financial officer, controller, and auditor, providing expertise to public, private and non-profit companies and has worked most recently through ValueDriven CFO since October 2010. Prior to joining us, Mr. Williams served as Chief Financial Officer for Reed’s Inc. (MYSE MKT: REED), a specialty manufacturer of Reed’s ginger brew. In 2013, Mr. Williams served as Vice-President of Finance & Administration for All American Pet Company, Inc. (OTCQB: AAPT), a manufacturer of pet wellness products. Mr. Williams served as interim controller for Hycor Biomedical Inc. a global manufacturer and marketer of in vitro diagnostics products in 2010 and Chief Financial Officer and Legal Mediator to National Promotions and Advertising, Inc., a provider of advertising and printing services, from 2008 to 2010. From 2006 to 2008 he served as Chief Financial Officer and In-House Counsel of Fluid Media Networks, Inc. (currently Mood Media Corporation, (TSX: MM) (LSE AIM: MM)), an e-commerce start-up growing through acquisitions. From 2000 to 2005 he served as Chief Financial Officer and In-House Counsel to Professionals Online Network, Inc., a private company developing online career services. From 1997 to 2000 he served as Chief Financial Officer to Networks Telephony Corporation, a developer of business class VoIP. Mr. Williams received a bachelor degree from Northern Illinois University in 1984 and a Juris Doctorate from Southwestern School of Law in 1997.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of September 30, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2014, the following persons failed to timely file the required Form 3’s: (i) Steven D. Barbee, our director and the President of DigiPath Corp. and former President and Chief Executive Officer of the Registrant; and (ii) Eric Stoppenhagen, our former director, Chief Financial Officer and 10% shareholder. Joe Tanner, our former President, Chief Executive Officer and director, failed to timely file the required Form 4 disclosing the disposition of his securities in connection with that certain Separation Agreement dated October 3, 2014, by and between Mr. Tanner and the Registrant.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation.

Compensation Discussion and Analysis

Our compensation program currently consists of cash and securities compensation for the services provided, including securities issuable pursuant to our 2012 Plan. Our board of directors approved the 2012 Plan to ensure that we have adequate ways in which to provide stock based compensation to our directors, officers, employees and consultants. Our board of directors believes that the ability to grant stock-based compensation, such as stock options and stock grants, is important to our future success. We believe that the grant of stock-based compensation can motivate high levels of performance and provide an effective means of recognizing employee and consultant contributions to our success. In addition, stock-based compensation can be valuable in recruiting and retaining highly qualified technical and other key personnel who are in great demand, as well as rewarding and providing incentives to our current employees and consultants.

The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers, including Todd Denkin and Steven Barbee. The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives. We base the amount of compensation for our executives on negotiations between us and the executive. We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation.

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salary provided to our executive officer is reasonable considering the stage of development of our business. The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time. As our operations mature and if our revenue permits, we expect that the specific direction, emphasis and components of our executive compensation programs will continue to evolve. Factors that may influence our decision to change our compensation policies include general market conditions, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2014 and September 30, 2013 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on September 30, 2014 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on September 30, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Todd Denkin (1)	2014	74,533	0	80,000	0	154,533
(Chief Executive Officer and President)

Steven D. Barbee (2)	2014	145,000	0	250,000	0	395,000
(President of DigiPath Corp. and former Chief Executive Officer and President)

Joe Tanner (3)	2014	36,387	0	25,000	0	61,387
(Former Chief Executive Officer and President)

Eric Stoppenhagen (4)	2014	30,000	0	0	0	30,000
(Former Chief Executive Officer, Chief Financial Officer and Secretary)	2013	0	0	0	0	0

David Williams (5)	2014	60,367	0	0	0	60,367
(Chief Financial Officer and Secretary)

(1)	Todd Denkin served as our interim President from April 9, 2014 to August 19, 2014. He was also appointed to serve on our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He was appointed to serve as our President and Chief Executive Officer on October 3, 2014.

(2)	Steven Barbee served as the interim Chief Executive Officer of the Company from May 30, 2014 to August 19, 2014. He was appointed to our Board of Directors on June 5, 2014, and currently serves as the President of DigiPath Corp., our wholly owned subsidiary.

(3)	Joe Tanner served as the Executive Chairman of the Board of our Board of Directors from August 19, 2014 to October 3, 2014. He served as our President and Chief Executive Officer from August 19, 2014 to October 3, 2014. Pursuant to the terms of that certain Separation Agreement dated October 3, 2014 by and between Mr. Tanner and the Registrant, Mr. Tanner received 250,000 shares of our common stock as settlement in full of all securities of the Registrant otherwise due to him under his Consulting Agreement with us.

(4)	Eric Stoppenhagen served as our sole officer and director from October 15, 2010 to April 9, 2014.

(5)	David Williams was appointed to serve as our Chief Financial Officer and Secretary on April 24, 2014. He was appointed to serve as our Secretary on August 19, 2014.

Narrative disclosure to Summary Compensation

Employment Agreement with Todd Denkin

On April 9, 2014, Todd Denkin signed an At-Will employment agreement from DigiPath, Inc. (the “Denkin Employment Agreement”) to serve as president of the Registrant. Under the terms of the Denkin Employment Agreement, Mr. Denkin shall be paid an annual salary of $156,000 for his services, which DigiPath, Inc. may increase from time to time. Mr. Denkin shall also be issued 4,000,000 shares of stock which will vest quarterly over a period of one year. The shares shall be restricted from resale for a period of eighteen months. The description of Mr. Denkins’ consulting agreement is qualified in its entirety by a copy of such consulting agreement attached as Exhibit 10.2 to this Annual Report and incorporated herein by reference.

Agreements with Steven D. Barbee (President of DigiPath Corp. and Director)

DigiPath, Inc. Consulting Agreement

On May 30, 2014, Steven D. Barbee signed a consulting agreement with DigiPath, Inc. (the “Barbee Agreement”) to serve as Chief Executive Officer of the Registrant. Under the terms of the Barbee Agreement, Mr. Barbee shall be paid a monthly compensation of $5,000 for his services, which DigiPath, Inc. may increase from time to time. Mr. Barbee shall also be issued 5,000,000 shares of stock which shall vest quarterly over a period of two years. A copy of the Barbee Agreement is attached as Exhibit 10.3 to this Annual Report and is incorporated herein by reference.

DigiPath Corp., our wholly owned subsidiary, Consulting Agreement

Effective April 19, 2014, DigiPath Corp., a Kansas corporation wholly owned subsidiary dedicated to digital microscopy, entered into a Consulting, Confidentiality and Proprietary Rights Agreement with Steven D. Barbee and issued to him warrants to acquire up to 3,000,000 shares of DP Corp common stock at an exercise price of $0.10 per share.

Pursuant to the terms of his agreement, Mr. Barbee agreed to serve as the President of DigiPath Corp. for a period of five (5) years at an annual rate of $120,000. Mr. Barbee also received warrants to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.10. The warrants expire April 18, 2019, are fully vested and may be exercised by means of a “cashless exercise”. Mr. Barbee is entitled to a severance payment of $300,000 in the event he is terminated without cause, Mr. Barbee terminates for good reason, or a Change of Control with respect to DP Corp occurs at such time the value of DP Corp exceeds $1,600,000 as measured by the greater of the fair market value of DP Corp or its assets. In addition, Mr. Barbee receives compensation of $3,750 per month from DigiPath, Inc. for his contribution as advisor and director.

The descriptions of Mr. Barbee’s agreement with DigiPath Corp. and the common stock purchase warrants issued to Mr. Barbee are qualified in their entirety by copies of such agreement attached as Exhibit 10.4 and Exhibit 10.5 to this Annual Report and are incorporated herein by reference.

Consulting Agreement with David Williams

On April 24, 2014, ValueDriven CFO signed a Consulting, Confidentiality and Proprietary Rights Agreement with DigiPath, Inc., whereby ValueDriven CFO agreed to provide the services of David Williams to serve as our Chief Financial Officer and Secretary. ValueDriven CFO is compensated $12,000 per month plus reimbursable allowances and expenses. The description of ValueDriven CFO/Mr. Williams’ consulting agreement is qualified in its entirety by a copy of such consulting agreement attached as Exhibit 10.7 to this Annual Report and incorporated herein by reference.

Agreements with Joe Tanner

On May 30, 2014, Mr. Tanner signed a consulting agreement with DigiPath, Inc. (the “Tanner Consulting Agreement”) to serve as Executive Chairman of the Board of the Registrant. Under the terms of the Tanner Consulting Agreement, Mr. Tanner was to be paid monthly compensation of $5,500 for his services. Mr. Tanner was also to be issued 500,000 shares of restricted stock, which will vest quarterly over a period of one year. The Tanner Consulting Agreement was amended on September 12, 2014, to provide for an increase in Mr. Tanner’s monthly compensation from $5,500 to $15,000, which increase was retroactively effective as of August 19, 2014.

On October 3, 2014, Joe Tanner, the Chief Executive Officer, President and Executive Chairman of the Board of DigiPath, Inc. (“DigiPath,” “we,” or “us”), resigned from all of his positions with DigiPath.

In connection with his resignation, Mr. Tanner executed a Separation Agreement, effective October 3, 2014, or the Separation Agreement, pursuant to which: (i) Mr. Tanner agreed to continue providing advisory services regarding cannabis laboratory operations in Washington State over four months commencing November 2014; (ii) in addition to amounts due and payable to him pursuant to Tanner Consulting Agreement, as amended by that certain Amendment No. 1 to Consulting, Confidentiality and Proprietary Rights Agreement, dated September 12, 2014, we agreed to compensate him the aggregate amount of $125,000 over the next four months, with $75,000 payable within two business days of the Separation Agreement; and (iii) we agreed to deliver to him one or more certificates representing 250,000 shares of his common stock as full settlement of the amount of the 500,000 shares of common stock securities otherwise due to him under the Consulting Agreement.

The Separation Agreement also contains other normal and customary terms including provisions relating to confidentiality and indemnification. The foregoing description of the Separation Agreement is qualified in its entirety by reference thereto, which is filed as Exhibit 10.8 to this Annual Report, and incorporated herein by reference.

Agreements with Eric Stoppenhagen (Former Vice President of Business Development of DigiPath Corp. and Former Chief Executive Officer, Chief Financial Officer and Secretary of DigiPath, Inc.)

Effective April 19, 2014, DigiPath Corp., a Kansas corporation wholly owned subsidiary dedicated to digital pathology, issued to Eric Stoppenhagen warrants to acquire up to 3,000,000 shares of DP Corp common stock at an exercise price of $0.10 per share. The warrants expire April 18, 2019, are fully vested and may be exercised by means of a “cashless exercise”. Mr. Stoppenhagen is entitled to a payment of $300,000 in the event a Change of Control with respect to DP Corp occurs if at such time the value of DP Corp exceeds $1,600,000 as measured by the greater of the fair market value of DP Corp or its assets.

The description of the common stock purchase warrants issued to Mr. Stoppenhagen is qualified in its entirety by a copy of such agreement attached as Exhibit 10.6 to this Annual Report and is incorporated herein by reference.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

●	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended September 30, 2014, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Steven D. Barbee, the President of DigiPath, Corp. and Todd Denkin, our President and Chief Executive Officer. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Steven D. Barbee

Todd Denkin

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 24, 2014, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

RAW Alternative LLC	20,000,000	24.39%
Todd Denkin (3)	4,000,000	4.88%
Steven Barbee (4)	4,375,000	5.34%
David Williams (3)	-0-	-0-%

All executive officers and directors as a group (three persons)	7,375,000	9.0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o DigiPath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118.

(2)	Applicable percentage ownership is based on 81,997,290 shares of common stock outstanding as of November 24, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of November 30, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of November 24, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Todd Denkin served as our interim President from April 9, 2014 to August 19, 2014. He was also appointed to serve on our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He was appointed to serve as our President and Chief Executive Officer on October 3, 2014.

(4)	Steven Barbee served as the interim Chief Executive Officer of the Company from May 30, 2014 to August 19, 2014. He was appointed to our Board of Directors on June 5, 2014, and currently serves as the President of DigiPath Corp., our wholly owned subsidiary.

(5)	David Williams was appointed to serve as our Chief Financial Officer and Secretary on April 24, 2014. He was appointed to serve as our Secretary on August 19, 2014.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Stock Issued for Debt with Eric Stoppenhagen

On April 9, 2014, pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the “Series A SPA”), Mr. Stoppenhagen purchased 71,864 shares of our Series A Preferred Stock by way of a note payable for expenses converted on January 15, 2014, and 27,788 shares of the Issuer’s Series A Preferred Stock by way of a note payable for accounts payable converted on January 15, 2014, for an aggregate of 99,652 shares of the our Series A Preferred Stock. Such securities are held by Mr. Stoppenhagen as a trustee of the Eric Paul Stoppenhagen Trust, dated September 30, 2013.

On April 9, 2014, pursuant to a Series A Convertible Preferred Stock Purchase Agreement (the “Verdad Series A SPA”), Verdad Telecom, Inc. purchased 253,649 shares of our Series A Preferred Stock by way of a secured note payable and 46,699 shares of the Issuer’s Series A Preferred Stock by way of interest on a secured note payable through December 31, 2014, for an aggregate of 300,348 shares of our Series A Preferred Stock. Verdad Telecom, Inc. is wholly owned by Mr. Stoppenhagen.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of Steven D. Barbee, who is also the President of DigiPath, Corp., our wholly owned subsidiary, and Todd Denkin, our Chief Executive Officer and President. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.” As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

ITEM 14. Principal AccountING Fees And Services.

Anton & Chia, LLP (“A&C”) serves as our principal independent accounting firm. All audit work was performed by the full time employees of A&C. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by A&C. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	September 30, 2014	September 30, 2013

Audit fees	$28,000	$8,250

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2) Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	2012 Stock Incentive Plan (2)

10.2	Employment Agreement, dated April 9, 2014, by and between DigiPath, Inc. and Todd Denkin (3)

10.3	Consulting, Confidentiality and Proprietary Rights Agreement, dated May 30, 2014, by and between Steven D. Barbee and DigiPath, Inc. (4)

10.4	Consulting, Confidentiality and Proprietary Rights Agreement, made effective April 19, 2014, by and between Steven D. Barbee and DigiPath Corp., a Kansas corporation (5)

10.5	Common Stock Purchase Warrant dated April 19, 2014, issued to Steven D. Barbee (5)

10.6	Common Stock Purchase Warrant dated April 19, 2014, issued to Eric Stoppenhagen (5)

10.7	Consulting, Confidentiality and Proprietary Rights Agreement, dated April 24, 2014, by and between ValueDriven CFO and DigiPath, Inc. (6)

10.8	Separation Agreement, dated October 3, 2014, by and between DigiPath, Inc. and Joe Tanner (7)

21	List of Subsidiaries*

31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form 10 filed with the Securities and Exchange Commission on July 15, 2011.

(2) Incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012.

(3) Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.

(4) Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.

(5) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2014.

(6) Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2014.

(7) Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President and Chief Executive Officer

Dated: November 25, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Williams, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	Chief Executive Officer, President and Director	November 25, 2014
Todd Denkin	(Principal Executive Officer)

/s/ David J. Williams	Chief Financial Officer and Secretary	November 25, 2014
David J. Williams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven D. Barbee	Director	November 25, 2014
Steven D. Barbee

