Form 10-Q
period 2014-12-31
DigiPath,Inc.
filed 2015-01-27
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-54239

DigiPath, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6450 Cameron St Suite 113 Las Vegas, NV	89118
(Address of principal executive offices)	(zip code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2015
Common Stock, $0.001 par value	90,472,705

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,660,316	$5,102,620
Accounts receivable	127,321	123,045
Inventory	205,392	285,255
Deposits and deferred expenses	87,707	117,805
TOTAL CURRENT ASSETS	4,080,736	5,628,725
Equipment, net	18,124	20,735
Deposits on lab equipment purchases	763,925	—
Intellectual property	—	28,336
TOTAL ASSETS	$4,862,785	$5,677,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$162,659	$151,764
Deferred revenue	57,783	39,133
TOTAL CURRENT LIABILITIES	220,442	190,897

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,402,500 and 5,850,000 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	5,402	5,850
Common stock, $0.001 par value, 900,000,000 shares authorized, 82,760,205 and 58,756,400 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	82,760	58,756
Additional paid in capital	10,112,405	9,280,915
Accumulated deficit	(5,215,691)	(3,515,089)
TOTAL DIGIPATH, INC. STOCKHOLDERS’ EQUITY	4,985,876	5,830,432
Non-controlling interest in subsidiary	(343,533)	(343,533)
Total Stockholders’ Equity	4,642,343	5,486,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,862,785	$5,677,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013

REVENUES	$173,758	$54,942
COST OF SALES	119,868	31,272
GROSS PROFIT	53,890	23,670
OPERATING EXPENSES:
General and administrative expenses	1,752,651	49,926

LOSS FROM OPERATIONS	(1,698,761)	(26,256)
Interest and other expense	(841)	(6,307)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,699,602)	(32,563)
Provision for income taxes	—	—

NET LOSS	$(1,699,602)	$(32,563)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.03)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	52,608,318	5,536,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31,
	2014	2013

OPERATING ACTIVITIES:
Net loss	$(1,699,602)	$(32,563)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	2,610	(1,001)
Stock based compensation – warrants		—
Stock based compensation	845,540	—
Write-down of development costs	28,336	—
Changes in operating assets and liabilities:
Accounts receivable	(4,276)	(13,836)
Inventory	79,863	3,548
Deposits & prepaid expenses	30,098	14,500
Accounts payable and accrued expenses	10,895	(13,666)
Deferred revenue	18,650	(19,042)
Due to related party	—	23,133
Accrued interest payable	—	6,297
Net cash used in operating activities	(687,886)	(32,630)

INVESTING ACTIVITIES:
Deposits on lab equipment purchases	(763,924)	—
Net cash used in investing activities	(763,924)	—

FINANCING ACTIVITIES:
Proceeds from options exercised	9,506	—
Net cash provided by financing activities	9,506	—
Net decrease in cash	(1,442,304)	(32,630)

Cash at beginning of period	5,102,620	35,363
Cash at end of period	$3,660,316	$2,733

Supplemental disclosure of non-cash investing and financing transactions:
Common stock issued to employees for services	$733,457	$—
Common stock issued in separation agreement, net	$112,083	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$916	$6,307
Cash paid for income tax	$—	$—

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

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. Currently, we are building our first testing lab in Nevada and have plans to open labs in other states in which cannabis use is legal.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath UTM is developing a two-day seminar and a modularized six-week, instructor-facilitated online course for people who want to learn more about cannabis or are seeking employment in the new industry.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with accredited investors pursuant to which the Company issued 6,000,000 shares, in the aggregate, of Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). The Company invested $1,250,000 of the gross proceeds received from the sale of Series A Preferred into its DigiPath, Corp. subsidiary for general working capital purposes in its existing digital pathology business. The remaining gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On May 14, 2014, the Company completed a private placement offering to accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

Basis of Presentation –

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of DigiPath, Inc., and its majority-owned subsidiaries, DigiPath Labs, Inc., TNM News Corp., and DigiPath, Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates –

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through December 31, 2014, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of December 31, 2014, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through December 31, 2014, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of December 31, 2014, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of December 31, 2014. The Company had no cash equivalents as of December 31, 2014 and September 30, 2014.

Fair Value of Financial Instruments –

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts receivable, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at December 31, 2014.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2014 and September 30, 2014.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Inventory consists of digital slide scanners and slide scanner parts.

Equipment

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The useful lives are as follows: machinery 2 to 5 years, software 3 years, trade show booths 3 to 5 years, and leasehold improvements 3 years based on the term of the lease. Software is amortized over the life of the license, or to the extent software is purchased, it is amortized over 3 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

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

Net Loss Per Share –

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Due to the Company’s losses in the periods presented, the Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for such periods.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and September 30, 2014 are $127,321 and $123,045, respectively. There is no allowance for uncollectible accounts at December 31, 2014 and September 30, 2014.

NOTE 4 – INVENTORY

Inventory at December 31, 2014 and September 30, 2014 is 205,392 and $285,255, respectively. There is no allowance for inventory obsolescence. A total of $0 and $51,553 was written off due to obsolescence and included in the consolidated statements of operations during the three months ended December 31, 2014 and the year ended September 30, 2014, respectively.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at December 31, 2014 and September 30, 2014.

	December 31, 2014	September 30, 2014
	(Unaudited)
Machinery	$35,420	$35,420
Leasehold improvements	13,588	13,589
Software	10,019	10,019
Trade Show Booths	13,359	13,359
	72,386	72,387
Less accumulated depreciation	(54,262)	(51,652)
Total	$18,124	$20,735

For the three months ending December 31, 2014 and 2013, depreciation expense was $2,610 and $(1,001), respectively.

NOTE 6 – INTANGIBLE ASSETS

For the year ended September 30, 2014, the Company determined that the carrying value of its intangible assets, which consisted of capitalized development costs, were impaired. As a result, $1,003,416 of intangible assets was written off due to the uncertainty that these assets would generate sufficient revenues to support their valuation For the three months ended December 31, 2014, the Company determined that its intellectual property assets were impaired. As a result, $28,336 of intellectual property assets were written off. As of December 31, 2014, there are no capitalized costs for intangible assets on the Company’s balance sheet.

NOTE 7 – DEFERRED REVENUE

Deferred revenue at December 31, 2014 and September 30, 2014 consisted of $18,750 and $0 for products not yet delivered and $39,033 and $39,133 for unrecognized software support, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of September 30, 2014). As of December 31, 2014, our deposits exceeded insured amounts by $2,910,316. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 900,000,000 shares authorized, of which 82,760,205 shares were issued and outstanding as of December 31, 2014.

For the year ended September 30, 2014, the Company approved the issuance of 15,000,000 million shares of the Company’s common stock to service providers. Of these shares, 1.5 million shares vested and have been issued, and 13.5 million shares have not been issued. The Company recorded a stock compensation expense of $92,500 associated with the issuance and vesting of these shares during the year ended September 30, 2014. During the year ended September 30, 2014, the Company issued 10,000 shares of common stock upon the exercise of 10,000 options with an exercise price of $0.33 per share and received $3,300 in cash.

During the year ended September 30, 2014, a total of 150,000 shares of Series A Preferred were converted into 7,500,000 shares of common stock.

During the quarter ended December 31, 2014, the Company issued 28,805 shares associated with the exercise of options with an exercise price of $0.33 per share and received $9,506 in cash. During the same period, the Company approved the issuance of 1,600,000 shares of the Company’s common stock and recognized $114,083 of compensation expense associated with the issuance and vesting of these shares, and additional compensation expense of $68,333 for the vesting of prior period awards.

During the quarter ended December 31, 2014, a total of 447,500 shares of Series A Preferred were converted into 22,375,000 shares of common stock.

During the quarter ended December 31, 2014, the Company cancelled 12,195,890 non-plan options and issued 11,100,000 plan options and 5,000,000 warrants with exercise prices ranging from $0.03 to $0.085 per share, vesting immediately. The Company recorded the replacement of the stock options award as a modification of the terms of the cancelled awards, with the total compensation cost measured at the date of cancellation and replacement as being the sum of the portion of the grant-date fair value of the original award for which the requisite compensation expense had already been recognized at that date plus the incremental cost resulting from the cancellation and replacement. The Company recorded a net total of $845,540 stock option compensation expense related to these issuances and cancellations.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock. As of December 31, 2014, there are 5,402,500 shares of Series A Preferred issued and outstanding.

On April 9, 2014, the Company entered into the Securities Purchase Agreements with accredited investors pursuant to which the Company issued an aggregates of 6,000,000 shares of Series A Preferred in exchange for $6,000,000, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors. Shares of Series A Preferred are currently convertible into common stock based on a conversion formula equal to the price per share ($1.00) divided by a conversion price equal to the lesser of (A) $0.02 and (B) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert any shares of Series A Preferred. The conversion price is further adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At a conversion price equal to $0.02 per share, the Series A Preferred are convertible into 300,000,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series A Preferred plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred will be required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Pursuant to the Securities Purchase Agreements, holders of Series A Preferred are entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion.

Stock Incentive Plan

On March 5, 2012, we adopted our 2012 Stock Incentive Plan (the “2012 Plan”) providing for the issuance of up to 5,000,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. On May 20, 2014, the 2012 Plan was amended to increase the number of shares of Common Stock which may be issued pursuant to awards granted under the plan to 30,000,000. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant.

During the quarter ended December 31, 2014, the Company cancelled 12,195,890 non-plan options and issued 11,100,000 plan options and 5,000,000 warrants with exercise prices ranging from $0.03 to $0.085 per share, vesting immediately. The Company recorded the replacement of the stock options award as a modification of the terms of the cancelled awards, with the total compensation cost measured at the date of cancellation and replacement as being the sum of the portion of the grant-date fair value of the original award for which the requisite compensation expense had already been recognized at that date plus the incremental cost resulting from the cancellation and replacement. The Company recorded a net total of $845,540 stock option compensation expense related to these issuances and cancellations.

The weighted-average grant date fair value of options granted during the three month periods ended December 31, 2014 and 2013 was $0.04 and $0, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Three months ended December 31,
	2014	2013
Volatility	256%	—
Expected dividends	—	—
Expected average term (in years)	3.0	—
Risk free rate - average	1.64%	—
Forfeiture rate	0%	—

A summary of option activity as of December 31, 2014 and changes during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$-
Granted	62,318	$0.33
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at September 30, 2013	62,318	$0.33
Granted	4,015,300	$0.03
Exercised	(10,000)	$0.33
Forfeited or expired	-	$-
Outstanding at September 30, 2014	4,067,618	$0.03
Granted	11,100,000	$0.04
Exercised	(28,805)	$0.33
Forfeited or expired	(4,000,000)	$0.03
Exercisable at December 31, 2014	11,138,813	$0.04	3.0	$0.00

As of December 31, 2014, the aggregate intrinsic value equaled the difference between the market price and the exercise price of the Company’s stock, which was $0.04 as of December 31, 2014.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of December 31, 2014 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at September 30, 2014	2,291,667	$0.04
Granted	11,100,000	$0.04
Vested	(9,391,667)	$0.03
Forfeited	(4,000,000)	$-0-
Nonvested at December 31, 2014	-0-	$0.04

Additional information regarding options outstanding as of December 31, 2014 is as follows:

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.04	11,100,000	3.0	$0.04	11,100,000	$0.04
$0.33	38,813	1.5	$0.33	38,813	$0.33
	11,138,813			11,138,813

Non-Plan Options

During the three month period ended December 31, 2014, the Company issued options outside of the 2012 Plan to purchase 1,000,000 shares of common stock with an exercise price of $0.085, vesting quarterly over a period of one year, resulting in compensation expense of $82,826. These were cancelled and re-issued as plan options in the reporting period.

In addition to options granted under the 2012 Plan, at December 31, 2014, the Company had outstanding options to purchase 2,000,000 shares of common stock. During the three month period ended December 31, 2014, holders of non-plan options to purchase 2,000,000 shares of common stock surrendered such options to the Company for cancellation.

Company Warrants

During the three months ended December 31, 2014, the Company issued warrants to purchase 5,000,000 shares of common stock at a weighted average exercise price of $0.036 per share to a service provider and former employee following the return for cancellation of prior stock grants and options totaling 5,000,000 shares.  Outstanding warrants issued by the Company as of December 31, 2014, totaled 6,500,000 shares of common stock with a weighted average exercise price of $0.04 per share.

Subsidiary Warrants

On April 19, 2014, DigiPath, Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital microscopy, granted five-year Common Stock Purchase Warrants to Steven Barbee and Eric Stoppenhagen (the “Consultants”) to purchase an aggregate of 6,000,000 shares of common stock of DigiPath, Corp. at an exercise price of $0.10 per share. The Company recorded a total of $343,533 of expense associated with the issuance of these warrants and recorded a non-controlling interest as a reduction to total stockholder’s equity on the Company’s balance sheet because the warrants were issued by the Company’s subsidiary.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company leases space for its lab operations in Henderson, Nevada. Amounts of minimum future annual commitments, including common area maintenance fees, under non-cancelable operating leases are as follows:

2015	$70,440
2016	91,978
2017	95,657
2018	99,483
2019 and thereafter	184,491
Total	$542,049

In addition to these commitments, the Company pays monthly rent in the aggregate amount of $6,004 for an accounting office, research office, satellite office storage space, development office, and potential lab space, each of which are rented on a month-to-month basis.

Insurance commitment

In the normal course of business, the Company entered into a finance arrangement for its Directors and Officers insurance. As of December 31, 2014, the Company had accounts payable of $16,062 included on its balance sheet related to this arrangement. The Company elected to pay the entire balance in full in January 2015.

Lab equipment and buildout commitment

As of December 31, 2014, the Company had cancellable commitments of $428,852 for equipment purchases and lab construction which were not accrued for on its balance sheet.

NOTE 11 – INCOME TAX

At December 31, 2014, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended December 31, 2014, the Company did not recognize any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

NOTE 12 – SEGMENT OPERATING RESULTS

Our business is comprised of two general divisions: cannabis related and digital microscopy sales and services. The following table shows operating results for these two divisions for the three month periods ending December 31, 2014 and 2013.

	For the three months ended December 31,
	2014		2013
	Cannabis	Microscopy	Cannabis	Microscopy
Revenues	$2,250	$171,508	$-0-	$54,942
Cost of Sales	-0-	119,868	-0-	31,272
Gross Profit	2,250	51,640	-0-	23,670
Operating Expenses
SG&A	587,829	194,282	-0-	49,926
Non-cash stock compensation expense	733,457	-0-	-0-	-0-
Separation agreement	237,083	-0-	-0-	-0-
Total operating expenses	1,558,369	194,282	-0-	49,926

Loss from Operations	(1,556,119)	(142,461)	-0-	(26,256)
Interest and other expense	(916)	75	-0-	(6,307)
Net Loss	$(1,557,035)	$(142,567)	$-0-	$(32,563)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our four business units are described below.

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. Currently, we are building our first testing lab in Nevada and have plans to open labs in other states in which cannabis use is legal.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath U™ is developing a two-day seminar and a modularized six-week, instructor-facilitated online course for people who want to learn more about cannabis or are seeking employment in the new industry.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with accredited investors pursuant to which the Company issued 6,000,000 shares, in the aggregate, of Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for $6,000,000, in the aggregate, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). The Company invested $1,250,000 of the gross proceeds received from the sale of Series A Preferred into its DigiPath, Corp. subsidiary for general working capital purposes in its existing digital pathology business. The remaining gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On May 14, 2014, the Company completed a private placement offering to accredited investors pursuant to which the Company sold an aggregate of 44,200,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

Results of Operations

During the three months ended December 31, 2014, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our digital microscopy business segment accounted for all of our revenues for the quarter ended December 31, 2013 and $171,508 of our revenues for the quarter ended December 31, 2014. Our cannabis segment commenced in fiscal 2014 and contributed $2,250 of our revenues for the quarter ended December 31, 2014.

Summarized financial information regarding each business as of the quarter ended December 31, 2014 and 2013 are as follows:

	For the three months ended December 31,
	2014		2013
	Cannabis	Microscopy	Cannabis	Microscopy
Revenues	$2,250	$171,508	$-0-	$54,942
Cost of Sales	-0-	119,868	-0-	31,272
Gross Profit	2,250	51,640	-0-	23,670
Operating Expenses
SG&A	587,829	194,282	-0-	49,926
Non-cash stock compensation expense	733,457	-0-	-0-	-0-
Separation agreement	237,083	-0-	-0-	-0-
Total operating expenses	1,558,369	194,282	-0-	49,926

Loss from Operations	(1,556,119)	(142,461)	-0-	(26,256)
Net interest and other income (expense)	(916)	75	-0-	(6,307)
Net Loss	$(1,557,035)	$(142,567)	$-0-	$(32,563)

Comparison of fiscal quarters ended December 31, 2014 and December 31, 2013

Revenues

Revenues for the quarters ended December 31, 2014 and 2013 were $173,758 and $54,942, respectively. Primarily all revenues were generated by our digital microscopy business and consisted of product sales related to the sale of our digital microscopy solutions. This increase of revenue is attributable to infrastructure and sales force investments made in 2014. Revenue from our Cannabis business totaled $2,250 for the quarter ended December 31, 2014 and was earned from advertisers on The National Marijuana News talk radio show. Currently, we are building our first cannabis-testing lab in Las Vegas, Nevada and expect to commence operations within the second calendar quarter of 2015.

Cost of Sales

Cost of sales for the quarters ended December 31, 2014 and 2013 were $119,868 and $31,272, respectively. This increase is attributable to increased sales in our microscopy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,752,651 and $49,926 for the quarters ended December 31, 2014 and 2013, respectively. Expenses for the quarter ended December 31, 2014 included a one-time expense of $237,083 in connection with a settlement with our former CEO (comprised of cash obligations of $125,000 and non-cash stock compensation of $112,083) and non-cash stock compensation expense of $733,457.

Recurring SG&A expenses were $782,111 and 49,926 for the quarters ended December 31, 2014 and 2013, respectively. This increase is attributable to expenses associated with launching our new cannabis related business units of cannabis testing labs, cannabis news broadcasting, and cannabis training and education.

Net Interest and other income (expense)

Net interest and other income (expense) was $(841) and $(6,307) for the quarters ended December 31, 2014 and 2013, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets equal to $4,080,736, comprised of cash of $3,660,316, accounts receivable of $127,321, inventory of $205,392, and deposits and deferred expenses of $87,707. Our current liabilities as of December 31, 2014 were $202,442 comprising of accounts payable, accrued expenses, and deferred revenue.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the quarters ended December 31, 2014 and 2013:

	2014	2013
Operating Activities	$(687,866)	$(32,630)
Investing Activities	(763,924)	—
Financing Activities	9,506	—
Net increase (decrease) on Cash	$(1,442,304)	$(32,630)

Net Cash Used In Operating Activities

During the three months ended December 31, 2014, net cash used in operating activities was $687,866 as compared to $32,630 for the same period ended December 31, 2013. The increase in cash used for operating activities is primarily attributable to the commencement of research, development, and operations surrounding our cannabis lab and broadcasting businesses.

Net Cash Used in Investing Activities

During the three months ended December 31, 2014, net cash used in investing activities was $763,924 compared to $0 for the same period ended December 31, 2013. The increase is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab.

Net Cash Provided By Financing Activities

During the three months ended December 31, 2014, net cash provided by financing activities was $9,506 compared to $0 for the same period ended December 31, 2013. The increase is attributable to common stock purchased under an employee stock option plan.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and may include in the future capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash on hand is adequate to support operations for at least the next 12 months. However, we anticipate continuing to rely on equity sales and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended September 30, 2014 and the three months ended December 31, 2014, the Company did not recognize any impairment for its property and equipment. For the year ended September 30, 2014 and the three months ended December 31, 2014, the Company recognized an impairment loss on intangible assets of $1,003,416 and $0 respectively. The impairment loss represented the development costs for the intangible assets, which had been capitalized. Although management believes these assets will be utilized by the Company to generate future revenues, since future revenue generation from these assets is uncertain, these amounts were written off.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the year ended September 30, 2014 and the three months ended December 31, 2014, the Company recognized an impairment loss of $0 and $28,336 respectively. The impairment loss represented the carrying value of its intellectual property. Although management believes these assets will be utilized by the Company to generate future revenues, since the revenues generated from these assets to date have been minimal, these amounts were written off.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2014, the Company issued 28,805 shares of common stock to an employee of the Company upon the exercise of options with an exercise price of $0.33 per share for aggregate cash proceeds of $9,506. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (2)

Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock (2)

3.3	Bylaws (1)

10.1	Separation Agreement between Digipath, Inc. and Joe Tanner, dated October 3, 2014 (3)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form 10 filed with the Securities and Exchange Commission on July 15, 2011.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 2015

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ David J. Williams
Name:	David J. Williams
Title:	Chief Financial Officer and Secretary

