Form 10-Q
period 2015-03-31
DigiPath,Inc.
filed 2015-05-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common Stock, $0.001 par value	112,409,186

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,986,619	$5,102,620
Accounts receivable	184,036	123,045
Other receivable	12,000	-
Inventory	196,653	285,255
Deposits and deferred expenses	391,160	117,805
TOTAL CURRENT ASSETS	2,770,468	5,628,725
Equipment, net	1,390,214	20,735
Long-term investment	92,000	-
Intellectual property	-	28,336
TOTAL ASSETS	$4,252,682	$5,677,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$133,599	$151,764
Deferred revenue	123,231	39,133
TOTAL CURRENT LIABILITIES	256,830	190,897

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 5,150,000 and 5,850,000 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	5,150	5,850
Common stock, $0.001 par value, 900,000,000 shares authorized, 95,735,811 and 58,756,400 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	95,736	58,756
Additional paid in capital	10,122,744	9,280,915
Accumulated other comprehensive income	42,000	-
Accumulated deficit	(5,926,245)	(3,515,089)
TOTAL DIGIPATH, INC. STOCKHOLDERS’ EQUITY	4,339,385	5,830,432
Non-controlling interest in subsidiary	(343,533)	(343,533)
Total Stockholders’ Equity	3,995,852	5,486,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,252,682	$5,677,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

REVENUES	$136,452	$50,602	$310,210	$105,544
COST OF SALES	88,801	33,700	208,669	64,972
GROSS PROFIT	47,651	16,902	101,541	40,572
OPERATING EXPENSES:
General and administrative expenses	639,794	173,556	2,254,959	220,600
Research and development expenses	131,536	103,485	269,022	106,367
TOTAL OPERATING EXPENSES	771,330	277,041	2,523,981	326,967

LOSS FROM OPERATIONS	(723,679)	(260,139)	(2,422,440)	(286,395)
Interest and other expense (income)	(12,125)	5,110	(11,284)	11,417
LOSS BEFORE PROVISION FOR INCOME TAXES	(711,554)	(265,249)	(2,411,156)	(297,812)
Provision for income taxes	-	-	-	-

NET LOSS	$(711,554)	(265,249)	$(2,411,156)	(297,812)
NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.01)	$(0.05)	$(0.03)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	89,692,569	5,536,400	80,303,887	5,536,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net Loss	$(711,554)	$(265,249)	$(2,411,156)	$(297,812)
Other comprehensive income
Available-for-sale investments:
Change in net unrealized gains	42,000	-	42,000	-
Net change (net of tax effect)	42,000	-	42,000	-

Other comprehensive income	42,000	-	42,000	-
Comprehensive loss	$(669,554)	$(265,249)	$(2,369,156)	$(297,812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(2,411,156)	$(297,812)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation expense	5,360	1,482
Stock based compensation	756,520	10,378
Common stock issued in separation agreement	112,083	-
Write-down of development costs	28,336	-
Changes in operating assets and liabilities:
Accounts receivable	(60,991)	(1,765)
Other receivables	(12,000)	-
Inventory	88,602	2,177
Deposits & prepaid expenses	(273,355)	14,500
Accounts payable and accrued expenses	(18,165)	168,785
Due to related party	-	59,657
Deferred revenue	84,098	26,321
Accrued interest payable	-	11,418
Net cash used in operating activities	(1,700,668)	(4,859)

INVESTING ACTIVITIES:
Purchases of lab equipment and leasehold improvements	(1,374,839)	-
Investment in stocks	(50,000)	-
Purchase of intangibles	-	(8,134)
Net cash used in investing activities	(1,424,839)	(8,134)

FINANCING ACTIVITIES:
Proceeds from note payable	-	105,000
Stock issued for cash	9,506	-
Net cash provided by financing activities	9,506	105,000
Net increase (decrease) in cash	(3,116,001)	92,007
Cash at beginning of period	5,102,620	35,363
Cash at end of period	$1,986,619	$127,370

Supplemental disclosure of cash flow information:
Cash paid for interest	$916	$11,417
Cash paid for income tax	$-	$-

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

●

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. We built our first testing lab in Las Vegas, Nevada, which we expect to open by the end of May 2015. We also have plans to open labs in other states in which cannabis use is legal.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation –

Our consolidated financial statements include the accounts of DigiPath, Inc., and its majority-owned subsidiaries, DigiPath Labs, Inc., TNM News Corp., GroSciences, Inc., and DigiPath, Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company performed a review of its material tax positions. During the period from October 5, 2010 through March 31, 2015, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of March 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2015, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through March 31, 2015, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of March 31, 2015, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of March 31, 2015. The Company had no cash equivalents as of March 31, 2015 and September 30, 2014.

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at March 31, 2015.

Accounts Receivable –

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2015 and September 30, 2014.

Inventory –

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Inventory consists of digital slide scanners and slide scanner parts.

Equipment –

Equipment is stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The useful lives are as follows: machinery 2 to 5 years, software 3 years, trade show booths 3 to 5 years, and leasehold improvements to the extent of the initial term of the lease. Software is amortized over the life of the license, or to the extent software is purchased, it is amortized over 3 years. Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income/expense.

Long-Lived Assets –

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

Reclassifications –

Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no impact on net earnings, financial position or cash flows.

Segment Reporting –

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has two reportable segments.

Recently Accounting Guidance Adopted –

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – RECEIVABLES

Accounts Receivable –

Accounts receivable from trade at March 31, 2015 and September 30, 2014 are $184,036 and $123,045, respectively. There is no allowance for uncollectible accounts at March 31, 2015 and September 30, 2014.

NOTE 4 – INVENTORY

Inventory at March 31, 2015 and September 30, 2014 is 196,653 and $285,255, respectively. There is no allowance for inventory obsolescence. A total of $0 and $51,553 was written off due to obsolescence and included in the consolidated statements of operations during the six months ended March 31, 2015 and the year ended September 30, 2014, respectively.

NOTE 5 – EQUIPMENT

Equipment comprises of the following at March 31, 2015 and September 30, 2014.

	March 31, 2015	September 30, 2014
	(Unaudited)
Machinery	$35,420	$35,420
Lab equipment	898,001	-0-
Leasehold improvements	441,532	13,589
Software	58,914	10,019
Trade Show Booths	13,359	13,359
	1,447,226	72,387
Less accumulated depreciation	(57,012)	(51,652)
Total	1,390,214	20,735

For the six months ending March 31, 2015 and 2014, depreciation expense was $5,360 and $1,482, respectively.

NOTE 6 – LONG TERM INVESTMENT

In March 2015, the Company made an investment in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation and received 400,000 shares.

The fair value of the Company’s investment in Blue Line Protection Group as of March 31, 2015 was $92,000 and the related increase in investment of $42,000 is recorded in accumulated other comprehensive income.

NOTE 7 – DEFERRED REVENUE

Deferred revenue at March 31, 2015 and September 30, 2014 consisted of $77,000 and $0 for products not yet delivered and $46,231 and $39,133 for unrecognized software support, respectively.

NOTE 8 – CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of March 31, 2015). As of March 31, 2015, our deposits exceeded insured amounts by $1,316,215. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock - Common stock consists of $0.001 par value, 900,000,000 shares authorized, of which 95,735,811 shares were issued and outstanding as of March 31, 2015.

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

During the quarter ended March 31, 2015, a total of 252,000 shares of Series A Preferred were converted into 13,200,606 shares of common stock.

During the quarter ended March 31, 2015, the Company issued 400,000 shares of common stock and cancelled 750,000 shares of common stock associated with transactions fully recorded in a previous period. During the same period, the Company issued 125,000 shares of common stock and recognized compensation expense associated with the issuance and vesting of these shares in the amount of $23,063.

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock. As of March 31, 2015, there are 5,150,000 shares of Series A Preferred issued and outstanding.

On April 9, 2014, the Company entered into the Securities Purchase Agreements with accredited investors pursuant to which the Company issued an aggregates of 6,000,000 shares of Series A Preferred in exchange for $6,000,000, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors. Shares of Series A Preferred were initially convertible into common stock based on a conversion formula equal to the price per share ($1.00) divided by a conversion price equal to the lesser of (A) $0.02 and (B) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert any shares of Series A Preferred.

On March 13, 2015, following the approval of our Board of Directors and the written consent of the holders of our Series A Preferred, the conversion price of the Series A Preferred was amended to remove the VWAP conversion feature from it, so that the Series A Preferred currently converts into common stock at a fixed price of $.02 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 5,150,000 shares of Series A Preferred outstanding at March 31, 2015 are convertible into 257,500,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the quarter ended March 31, 2015, the Company did not issue any stock or option awards and recognized compensation expense associated with the vesting of option and stock awards issued in prior periods in the amount of $23,063.

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

	Three months ended December 31,
	2014	2013
Volatility	256%	—
Expected dividends	—	—
Expected average term (in years)	3.0	—
Risk free rate - average	1.64%	—
Forfeiture rate	0%	—

A summary of option activity as of March 31, 2015 and changes during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	4,067,618	$0.03
Granted	11,100,000	$0.04
Exercised	(28,805)	$0.33
Forfeited or expired	(4,000,000)	$0.03
Outstanding at December 31, 2014	11,138,813	$0.04	3.0	$0.00
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Exercisable at March 31, 2015	11,138,813	$0.04	2.74	$0.04

As of March 31, 2015, the aggregate intrinsic value of these options equaled $445,553 which represents the difference between the per share market price of $0.08 of the Company’s common stock as of such date and the weighted-average exercise price of these options of $0.04.

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of March 31, 2015 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at September 30, 2014	2,291,667		$0.04
Granted	11,100,000		$0.04
Vested	(9,391,667)		$0.03
Forfeited	(4,000,000)		$-0-
Nonvested at December 31, 2014	-0-	$
Granted	-	$
Vested	-	$
Forfeited	-	$
Nonvested at March 31, 2015	-0-	$

Additional information regarding options outstanding as of March 31, 2015 is as follows:

	Options Outstanding at March 31, 2015			Options Exercisable at March 31, 2014
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.04	11,100,000	2.75	$0.04	11,100,000	$0.04
$0.33	38,813	1.25	$0.33	38,813	$0.33
	11,138,813	2.74		11,138,813	$0.04

Non-Plan Options –

During the three month period ended December 31, 2014, the Company issued options outside of the 2012 Plan to purchase 1,000,000 shares of common stock with an exercise price of $0.085, vesting quarterly over a period of one year, resulting in compensation expense of $82,826. These options were cancelled and re-issued as options under our 2012 plan in the quarter ended December 31, 2015.

In addition to options granted under the 2012 Plan, at December 31, 2014, the Company had outstanding options to purchase 2,000,000 shares of common stock. During the three month period ended December 31, 2014, holders of non-plan options to purchase 2,000,000 shares of common stock surrendered such options to the Company for cancellation.

Company Warrants –

During the three months ended December 31, 2014, the Company issued warrants to purchase 5,000,000 shares of common stock at a weighted average exercise price of $0.036 per share to a service provider and former employee following the return for cancellation of prior stock grants and options totaling 5,000,000 shares. Outstanding warrants issued by the Company as of March 31, 2015, totaled 6,500,000 shares of common stock with a weighted average exercise price of $0.04 per share.

Subsidiary Warrants –

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments, including common area maintenance fees, under non-cancelable operating leases are as follows:

2015	$100,624
2016	196,673
2017	204,540
2018	212,722
2019 and thereafter	388,015
Total	$1,102,574

In addition to this commitment, the Company pays monthly rent in the aggregate amount of $6,000 for an accounting office, research office, satellite office storage space, development office, and potential lab space, each of which are rented on a month-to-month basis.

NOTE 11 – INCOME TAX

At March 31, 2015, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended March 31, 2015, the Company did not recognize any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

NOTE 12 – SEGMENT OPERATING RESULTS

Our business is comprised of two general divisions: cannabis related and digital microscopy sales and services. The following table shows operating results for these two divisions and corporate headquarters for the three month periods ending March 31, 2015 and 2014.

	For the three months ended March 31,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$13,500	$122,952	$-	$-	$50,602

Net loss	$(120,022)	$(453,721)	$(137,811)	$(24,062)	$(80,000)	$(161,187)

Net assets	$1,698,446	$1,843,429	$710,807	$135,503	$-	$203,580

Total capital expenditures	$-	$610,915	$-	$-	$-	$741

Total depreciation and amortization	$-	$1,063	$1,548	$-	$-	$(1,001)

The following table shows operating results for these two divisions and corporate headquarters for the six month periods ending March 31, 2015 and 2014.

	For the six months ended March 31,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$15,750	$294,460	$-	$-	$105,544

Net loss	$(1,120,704)	$(1,010,199)	$(280,253)	$(145,875)	$(80,000)	$(71,937)

Net assets	$1,698,446	$1,843,429	$710,807	$135,503	$-	$203,580

Total capital expenditures	$-	$1,374,839	$-	$-	$-	$-

Total depreciation and amortization	$-	$2,265	$3,095	$-	$-	$1,482

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

●

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. We built our first testing lab in Las Vegas, Nevada, which we expect to open by the end of May 2015. We also have plans to open labs in other states in which cannabis use is legal.

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

Results of Operation

Three Months Ended March 31, 2015 and 2014

During the three months ended March 31, 2015, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our cannabis segment commenced in fiscal 2015 and contributed $13,500 of our revenues for the quarter ended March 31, 2015. Our digital microscopy business segment accounted for $122,952 of our revenues for the quarter ended March 31, 2015 and all of our revenues, or $50,602, for the quarter ended March 31, 2014.

Summarized financial information regarding each business and corporate headquarters as of the quarter ended March 31, 2015 and 2014 are as follows:

	For the three months ended March 31,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$13,500	$122,952	$-	$-	$50,602

Net loss	$(120,022)	$(453,721)	$(137,811)	$(24,062)	$(80,000)	$(161,187)

Net assets	$1,698,446	$1,843,429	$710,807	$135,503	$-	$203,580

Total capital expenditures	$-	$610,915	$-	$-	$-	$741

Total depreciation and amortization	$-	$1,063	$1,548	$-	$-	$(1,001)

Comparison of fiscal quarters ended March 31, 2015 and March 31, 2014

Revenues

Revenues for the quarters ended March 31, 2015 and 2014 were $136,452 and $50,602, respectively. Revenue from our cannabis businesses for the quarters ended March 31, 2015 and 2014 were $13,500 and $0, respectively and was earned from advertisers on The National Marijuana News talk radio show. We built our first testing lab in Las Vegas, Nevada and we expect to start earning revenue through it during our third fiscal quarter ending June 30, 2015. We also plan to open labs in other states in which cannabis use is legal. Microscopy revenues for the quarters ended March 31, 2015 and 2014 were $122,952 and $50,602, respectively. This increase of revenue is attributable to infrastructure and sales force investments made in 2014.

Cost of Sales

Cost of sales for the quarters ended March 31, 2015 and 2014 were $88,801 and $33,700, respectively. This increase is attributable to increased sales in our microscopy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $639,794 and $173,556 for the quarters ended March 31, 2015 and 2014, respectively. This increase is attributable to expenses associated with launching our new cannabis related business units of cannabis testing labs, and promoting The National Marijuana News talk radio show. Non-cash stock compensation expenses of $23,063 and $10,378 are included within the SG&A expenses for the quarters ended March 31, 2015 and 2014, respectively.

Research and Development

Research and development expenses were $131,536 and $103,485 for the quarters ended March 31, 2015 and 2014, respectively. This increase is attributable to expenses associated with developing new microscopy solutions, developing radio show for our broadcasting unit, and developing testing protocols for the cannabis lab.

Non-cash stock option expense

Non-cash stock option expenses were $23,063 and $10,378 for the quarters ended March 31, 2015 and 2014, respectively.

Net interest and other income (expense)

Net interest and other (income) expense was $(12,125) and $5,110 for the quarters ended March 31, 2015 and 2014, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014. Other income during the quarter ended March 31, 2015 consisted of proceeds from the sublease of a portion of our facilities.

Six months Ended March 31, 2015 and 2014

During the six months ended March 31, 2015, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our cannabis segment commenced in fiscal 2015 and contributed $15,750 of our revenues for the six months ended March 31, 2015. Our digital microscopy business segment accounted for $294,460 of our revenues for the six months ended March 31, 2015 and all of our revenues, or $105,544, for the six months ended March 31, 2014.

Summarized financial information regarding each business and corporate headquarters as of the six months ended March 31, 2015 and 2014 are as follows:

	For the six months ended March 31,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$15,750	$294,460	$-	$-	$105,544

Net loss	$(1,120,704)	$(1,010,199)	$(280,253)	$(145,875)	$(80,000)	$(71,937)

Net assets	$1,698,446	$1,843,429	$710,807	$135,503	$-	$203,580

Total capital expenditures	$-	$1,374,839	$-	$-	$-	$-

Total depreciation and amortization	$-	$2,265	$3,095	$-	$-	$1,482

Comparison of six months ended March 31, 2015 and March 31, 2014

Revenues

Revenues for the six months ended March 31, 2015 and 2014 were $310,210 and $105,544, respectively. Revenue from our cannabis businesses for the six months ended March 31, 2015 and 2014 were $15,750 and $0, respectively and was earned from advertisers on The National Marijuana News talk radio show. Microscopy revenues for the six months ended March 31, 2015 and 2014 were $294,460 and $105,544, respectively. This increase of revenue is attributable to infrastructure and sales force investments made in 2014.

Cost of Sales

Cost of sales for the six months ended March 31, 2015 and 2014 were $208,669 and $64,972, respectively. This increase is attributable to increased sales in our microscopy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,254,959 and $220,600 for the six months ended March 31, 2015 and 2014, respectively. This increase in expenses over the prior six month period is attributable to expenses associated with launching our new cannabis related business units of cannabis testing labs, cannabis news broadcasting, and cannabis training and education. Expenses during the six months ended March 31, 2015 include non-cash stock compensation expense of $756,520 and a one-time expense of $237,083 in connection with a separation with our former CEO (comprised of cash obligations of $125,000 and non-cash stock compensation of $112,083).

Research and development

Research and development expenses were $269,022 and $106,367 for the six months ended March 31, 2015 and 2014, respectively. This increase is attributable to expenses associated with developing new microscopy solutions, developing radio show for our broadcasting unit, and developing testing protocols for the cannabis lab.

Non-cash stock option expense

Non-cash stock option expenses were $868,603 and $10,378 for the six months ended March 31, 2015 and 2014, respectively.

Separation agreement

A total of $237,083 was recognized in connection with a separation agreement with our former CEO and was comprised of cash obligations of $125,000 and non-cash stock compensation of $112,083, both of which have been fulfilled.

Net interest and other income (expense)

Net interest and other (income) expense was $(11,284) and $11,417 for the six months ended March 31, 2015 and 2014, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014. Other income during the six months ended March 31, 2015 primarily consisted of proceeds from the sublease of a portion of our facilities.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets equal to $2,770,468, comprised of cash of $1,986,619, accounts receivable of $184,036, other receivable of $12,000, inventory of $196,653, and deposits and deferred expenses of $391,160. Our current liabilities as of March 31, 2015 were $256,830 comprising of accounts payable, accrued expenses, and deferred revenue.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2015 and 2014:

	2015	2014
Operating Activities	$(1,700,668)	$(4,859)
Investing Activities	(1,424,839)	(8,134)
Financing Activities	9,506	105,000
Net increase (decrease) on Cash	$(3,116,001)	$92,007

Net Cash Used In Operating Activities

During the six months ended March 31, 2015, net cash used in operating activities was $1,700,668 as compared to $4,859 for the same period ended March 31, 2015. The increase in cash used for operating activities is primarily attributable to the commencement of research, development, and operations surrounding our cannabis lab and broadcasting businesses.

Net Cash Used in Investing Activities

During the six months ended March 31, 2015, net cash used in investing activities was $1,424,839 compared to $8,134 for the same period ended March 31, 2015. The increase is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab.

Net Cash Provided By Financing Activities

During the six months ended March 31, 2015, net cash provided by financing activities was $9,506 compared to $105,000 for the same period ended March 31, 2014, received upon the exercise of stock options and collection of a note receivable, respectively.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended September 30, 2014 and the six months ended March 31, 2015, the Company did not recognize any impairment for its property and equipment. For the year ended September 30, 2014 and the six months ended March 31, 2015, the Company recognized an impairment loss on intangible assets of $1,003,416 and $0 respectively. The impairment loss represented the development costs for the intangible assets, which had been capitalized. Although management believes these assets will be utilized by the Company to generate future revenues, since future revenue generation from these assets is uncertain, these amounts were written off.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the year ended September 30, 2014 and the six months ended March 31, 2015, the Company recognized an impairment loss of $0 and $28,336 respectively. The impairment loss represented the carrying value of its intellectual property. Although management believes these assets will be utilized by the Company to generate future revenues, since the revenues generated from these assets to date have been minimal, these amounts were written off.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 4, 2015, W-Net, Inc. notified us of the termination of its consulting agreement with us, effective as of May 11, 2015. As a result, the lock-up agreement executed by its affiliate W-Net Fund I LP, which is the holder of 1,150,000 shares of Series A Preferred, terminated upon the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

ITEM 6. EXHIBITS.

Exhibit No.	Name of Exhibit

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (2)

Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock (2)

3.3	Bylaws (1)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: May 13, 2015

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ David J. Williams
Name:	David J. Williams
Title:	Chief Financial Officer and Secretary

