Form 10-Q
period 2015-06-30
DigiPath,Inc.
filed 2015-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

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

(702) 527-2060

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of August 13, 2015 was 12,434,186.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,287,979	$5,102,620
Accounts receivable	84,990	123,045
Inventory	206,139	285,255
Deposits and deferred expenses	395,764	117,805
TOTAL CURRENT ASSETS	1,974,872	5,628,725
Equipment, net	1,444,291	20,735
Long-term investment	20,000	-
Intellectual property	-	28,336
TOTAL ASSETS	$3,439,163	$5,677,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$111,923	$151,764
Deferred revenue	174,918	39,133
TOTAL CURRENT LIABILITIES	286,841	190,897

COMMITMENTS (NOTE 11)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,671,000 and 5,850,000 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	4,671	5,850
Common stock, $0.001 par value, 90,000,000 shares authorized, 12,135,965 and 5,875,640 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	12,136	5,876
Additional paid in capital	10,206,823	9,333,795
Accumulated other comprehensive loss	(30,000)	-
Accumulated deficit	(6,697,775)	(3,515,089)
TOTAL DIGIPATH, INC. STOCKHOLDERS’ EQUITY	3,495,855	5,830,432
Non-controlling interest in DigiPath, Corp.	(343,533)	(343,533)
Total Stockholders’ Equity	3,152,322	5,486,899
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,439,163	$5,677,796

See accompanying notes to condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended June 30		Ended June 30,
	2015	2014	2015	2014

REVENUES	$6,915	$217,248	$317,125	$322,792
COST OF SALES	19,304	130,181	227,973	195,153
GROSS PROFIT	(12,389)	87,067	89,152	127,639

OPERATING EXPENSES:
General and administrative expenses	697,584	739,718	2,952,543	960,319
Research and development expenses	73,652	-	342,674	106,367
TOTAL OPERATING EXPENSES	771,236	739,718	3,295,217	1,066,686

NET OPERATING LOSS	(783,625)	(652,651)	(3,206,065)	(939,047)
Interest and other expense (income)	(12,095)	1,730	(23,379)	13,148
LOSS BEFORE PROVISION FOR INCOME TAXES	(771,530)	(654,381)	(3,182,686)	(952,195)

Provision for income taxes	-	-	-	-

NET LOSS	$(771,530)	$(654,381)	$(3,182,686)	$(952,195)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted	10,984,239	3,526,409	9,015,005	1,544,563

NET LOSS PER SHARE OF COMMON STOCK - Basic and diluted	$(0.07)	$(0.19)	$(0.35)	$(0.62)

See accompanying notes to condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Net Loss	$(771,530)	$(654,381)	$(3,182,686)	$(952,195)
Other comprehensive income
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	(72,000)	-	(30,000)	-

Other comprehensive loss	(72,000)	-	(30,000)	-
Comprehensive loss	$(843,530)	$(654,381)	$(3,212,686)	$(952,195)

See accompanying notes to condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,182,686)	$(952,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,135	2,469
Stock based compensation	756,520	456,872
Common stock issued in separation agreement	112,083	-
Write-down of obsolete inventory	-	51,653
Write-down of development costs	28,336	-
Decrease (increase) in current assets:
Accounts receivable	38,055	(50,587)
Inventory	79,116	(91,112)
Deposits & prepaid expenses	(277,959)	(79,732)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(39,841)	(122,063)
Deferred revenue	135,785	(122,913)
Accrued interest payable	-	(28,125)
Net cash used in operating activities	(2,334,456)	(932,833)

INVESTING ACTIVITIES:
Purchases of lab equipment and leasehold improvements	(1,439,691)	-
Investment in stocks	(50,000)	-
Purchase of intangibles	-	(1,020,341)
Net cash used in investing activities	(1,489,691)	(1,020,341)

FINANCING ACTIVITIES:
Proceeds from note payable	-	105,000
Stock issued for cash	9,506	3,300
Proceeds from sale of preferred stock	-	5,600,000
Proceeds from sale of common stock	-	2,210,000
Net cash provided by financing activities	9,506	7,819,597

NET INCREASE (DECREASE) IN CASH	(3,814,641)	5,866,423
CASH AT BEGINNING OF PERIOD	5,102,620	35,363
CASH AT END OF PERIOD	$1,287,979	$5,901,786

SUPPLEMENTAL INFORMATION:
Interest paid	$916	$13,148
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock converted to common stock	$1,223,989	$-

See accompanying notes to condensed consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our three business units are described below.

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. We built our first testing lab in Las Vegas, Nevada, which we opened in June of 2015. We also have plans to open labs in other states in which cannabis use is legal.

●

TNM News Corp. has pioneered the nation’s first and only unbiased marijuana news network that provides news, interviews and education on all things cannabis. TNM News produces original content for its popular website, syndicated radio program, and mobile app to deliver breaking news, informative interviews and compelling education. The TNM News team explores the political, economic, medicinal, scientific, and cultural dimensions of cannabis with politicians, business people, patients, caregivers, and industry leaders.

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

On May 14, 2014, the Company completed a private placement offering to accredited investors pursuant to which the Company sold an aggregate of 4,420,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

Effective May 27, 2015, the Company’s common stock split on a 1 for 10 basis (1:10) (“Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 900,000,000 shares of common stock prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the Company’s authorized shares decreased ratably to 90,000,000 shares of common stock. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

Basis of Presentation

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of DigiPath, Inc., and its wholly-owned subsidiaries, DigiPath Labs, Inc., TNM News Corp., GroSciences, Inc., and DigiPath, Corp. As of April 19, 2014, DigiPath Corp. issued warrants to purchase an aggregate 6,000,000 shares of common stock, which, if exercised in total would represent approximately two thirds (66.67%) of the equity of the subsidiary, resulting in dilution of DigiPath, Inc’s. ownership to approximately one third (33.33%). The fair value of the warrants resulted in a non-controlling interest of $343,533, which was recorded as a reduction to total stockholder’s equity on the Company’s balance sheet. No continued allocation of the non-controlling interest in the equity of the subsidiary has been recognized, as the warrants haven’t been exercised and DigiPath, Inc. is still currently in control of 100% of the interests of the subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

The Company performed a review of its material tax positions. During the period from October 5, 2010 through June 30, 2015, there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during the period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of June 30, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2015, the Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from October 5, 2010 through June 30, 2015, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of June 30, 2015, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less as of June 30, 2015. The Company had no cash equivalents as of June 30, 2015 and September 30, 2014.

Fair Value of Financial Instruments

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses approximates their fair values due to their short-term maturities at June 30, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2015 and September 30, 2014.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

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

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 - RECEIVABLES

Accounts Receivable

Accounts receivable from trade at June 30, 2015 and September 30, 2014 are $84,990 and $123,045, respectively. There is no allowance for uncollectible accounts at June 30, 2015 and September 30, 2014.

NOTE 4 - INVENTORY

Inventory at June 30, 2015 and September 30, 2014 was $206,139 and $285,255, respectively. There is no allowance for inventory obsolescence. A total of $-0- and $51,553 was written off due to obsolescence and included in the consolidated statements of operations during the nine months ended June 30, 2015 and 2014, respectively.

NOTE 5 – DEPOSITS AND DEFERRED EXPENSES

As of June 30, 2015 and September 30, 2014 deposits and deferred expenses included the following:

	June 30, 2015	September 30, 2014
Prepaid Expenses	$43,400	$81,770
Deposits	46,780	36,035
Licenses	5,584	-
Refundable License Fee	300,000	-
	$395,764	$117,805

Refundable License Fee

On December 16, 2014, the Company entered into a licensing agreement with GB Sciences, Inc. granting the Company limited commercial rights over the products and services which are being developed under this licensing agreement.

These services, when developed, will enable the Company to isolate particular cannabis strains for the purpose of developing tissue from those strains so as to create a consistent brandable product of the customer’s choosing from any such strain. The Company prepaid licensing fees of $300,000, in two equal installments of $150,000, upon execution of the licensing agreement and upon obtaining physical and actual access to a tangible prototype of the machine and related equipment. In the event that the licensor is unable to deliver a tangible, fully operational production machine to the Company by December 31, 2015, the Company is entitled to terminate this licensing agreement and receive a full refund of all amounts advanced, or $300,000.

If licensor is successful in developing this equipment, this licensing agreement will continue through its initial five (5) year term and shall renew for successive 3 year periods so long as net sales to third parties is no less than an average of $250,000 per year. Royalty fees due to licensor equal 6% of gross proceeds generated from related services and 40% of equipment sales. Cash payments will resume after prepaid licensing fees, $300,000, have been exhausted under this formula.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6 - EQUIPMENT

Equipment comprises of the following at June 30, 2015 and September 30, 2014.

	June 30, 2015	September 30, 2014
	(Unaudited)
Machinery	$35,420	$35,420
Lab equipment	911,528	-0-
Leasehold improvements	476,897	13,589
Furniture	14,837	-0-
Software	60,037	10,019
Trade Show Booths	13,359	13,359
	1,512,078	72,387
Less accumulated depreciation	(67,787)	(51,652)
Total	$1,444,291	$20,735

For the nine months ending June 30, 2015 and 2014, depreciation expense was $16,135 and $2,469, respectively.

NOTE 7 - LONG TERM INVESTMENT

In March 2015, the Company made an investment in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation and received 400,000 shares.

The fair value of the Company’s investment in Blue Line Protection Group as of June 30, 2015 was $20,000 and the related decrease in investment of $30,000 is recorded in accumulated other comprehensive income.

NOTE 8 - DEFERRED REVENUE

Deferred revenue at June 30, 2015 and September 30, 2014 consisted of $125,470 and $-0- for products not yet delivered and $49,448 and $39,133 for unrecognized software support, respectively.

NOTE 9 - CONCENTRATION OF CREDIT RISK

We maintain our cash balances in financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000, per financial institution as of June 30, 2015). As of June 30, 2015, our deposits exceeded insured amounts by $787,979. We have not experienced any losses in such accounts and we believe we are not exposed to any significant credit risk on cash.

NOTE 10 - CHANGES IN STOCKHOLDERS’ EQUITY

Reverse Stock Split

Effective May 27, 2015, the Company effected the 1 for 10 Reverse Stock Split. No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 900,000,000 shares of common stock prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the Company’s authorized shares decreased ratably to 90,000,000 shares of common stock. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the Reverse Stock Split.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock. As of June 30, 2015, there are 4,671,000 shares of Series A Preferred issued and outstanding.

On April 9, 2014, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which the Company issued an aggregates of 6,000,000 shares of Series A Preferred in exchange for $6,000,000, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors. Shares of Series A Preferred were initially convertible into common stock based on a conversion formula equal to the price per share ($1.00) divided by a conversion price equal to the lesser of (A) $0.02 and (B) seventy percent (70%) of the average of the three (3) lowest daily volume weighted average prices (“VWAPs”) occurring during the twenty (20) consecutive trading days immediately preceding the applicable conversion date on which the Holder elects to convert any shares of Series A Preferred.

On March 13, 2015, following the approval of our Board of Directors and the written consent of the holders of our Series A Preferred, the conversion price of the Series A Preferred was amended to remove the VWAP conversion feature from it, so that the Series A Preferred was convertible into common stock at a fixed price of $0.02 per share. As a result of the Reverse Stock Split, the conversion price of the Series A Preferred is currently $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 4,671,290 shares of Series A Preferred outstanding at June 30, 2015 are convertible into 23,356,450 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series A Preferred plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred is required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Pursuant to the Securities Purchase Agreements, holders of Series A Preferred are entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 12,135,965 shares were issued and outstanding as of June 30, 2015.

During the quarter ended December 31, 2014, the Company issued 2,880 shares associated with the exercise of options with an exercise price of $3.30 per share and received $9,506 in cash. During the same period, the Company approved the issuance of 160,000 shares of the Company’s common stock and recognized $114,083 of compensation expense associated with the issuance and vesting of these shares, and additional compensation expense of $68,333 for the vesting of prior period awards.

During the quarter ended December 31, 2014, a total of 447,500 shares of Series A Preferred were converted into 2,237,500 shares of common stock.

During the quarter ended December 31, 2014, the Company cancelled 1,219,589 non-plan options and issued 1,110,000 plan options and 500,000 warrants with exercise prices ranging from $0.30 to $0.85 per share, vesting immediately. The Company recorded the replacement of the stock options award as a modification of the terms of the cancelled awards, with the total compensation cost measured at the date of cancellation and replacement as being the sum of the portion of the grant-date fair value of the original award for which the requisite compensation expense had already been recognized at that date plus the incremental cost resulting from the cancellation and replacement. The Company recorded a net total of $845,540 stock option compensation expense related to these issuances and cancellations.

During the quarter ended March 31, 2015, a total of 252,000 shares of Series A Preferred were converted into 1,320,061 shares of common stock.

During the quarter ended March 31, 2015, the Company issued 40,000 shares of common stock and cancelled 75,000 shares of common stock associated with transactions fully recorded in a previous period. During the same period, the Company issued 12,500 shares of common stock and recognized compensation expense associated with the issuance and vesting of these shares in the amount of $23,063.

During the quarter ended June 30, 2015, a total of 478,710 shares of Series A Preferred were converted into 2,562,384 shares of common stock.

Stock Incentive Plan

On March 5, 2012, we adopted our 2012 Stock Incentive Plan (the “2012 Plan”) providing for the issuance of up to 500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. On May 20, 2014, the 2012 Plan was amended to increase the number of shares of Common Stock which may be issued pursuant to awards granted under the plan to 3,000,000. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant.

During the quarter ended December 31, 2014, the Company cancelled 1,219,589 non-plan options and issued 1,110,000 plan options and 500,000 warrants with exercise prices ranging from $0.30 to $0.85 per share, vesting immediately. The Company recorded the replacement of the stock options award as a modification of the terms of the cancelled awards, with the total compensation cost measured at the date of cancellation and replacement as being the sum of the portion of the grant-date fair value of the original award for which the requisite compensation expense had already been recognized at that date plus the incremental cost resulting from the cancellation and replacement. The Company recorded a net total of $845,540 stock option compensation expense related to these issuances and cancellations.

During the quarter ended March 31, 2015, the Company did not issue any stock or option awards and recognized compensation expense associated with the vesting of option and stock awards issued in prior periods in the amount of $23,063.

On June 1, 2015, the Company granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Scientist. The options vest ratably in quarterly increments over two (2) years beginning September 1, 2015. The options are exercisable until June 1, 2025 at an exercise price of $0.40 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.3978, was $39,776. The options are being expensed over the vesting period. The Company didn’t recognize any stock based compensation expense on this option during the three months ended June 30, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 19, 2015, the Company granted 100,000 common stock options as compensation for services to our new Chief Financial Officer. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The options are being expensed over the vesting period. The Company didn’t recognize any stock based compensation expense during the three months ended June 30, 2015.

The weighted-average grant date fair value of options granted during the three month periods ended June 30, 2015 and 2014 was $0.40 and $-0-, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. For purposes of determining the expected life of the option, an average of the estimated holding period is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

	Three months ended
	June 30,
	2015	2014
Volatility	256%	-
Expected dividends	-	-
Expected average term (in years)	3.0	-
Risk free rate - average	1.64%	-
Forfeiture rate	0%	-

A summary of option activity as of June 30, 2015 and changes during the two years then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	406,762	$0.30
Granted	1,110,000	0.40
Exercised	(2,881)	(3.30)
Forfeited or expired	(400,000)	(0.30)
Outstanding at December 31, 2014	1,113,881	0.40	3.00	$0.00
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2015	1,113,881	0.40	2.74	$0.40
Granted	300,000	0.38
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2015	1,413,881	$0.57	2.70	$0.00

As of June 30, 2015, these options in the aggregate had no intrinsic value as the per share market price of $0.27 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.40.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of June 30, 2015 is presented below:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Nonvested at September 30, 2014	229,167	$0.40
Granted	1,110,000	0.40
Vested	(939,167)	(0.40)
Forfeited	(400,000)	(0.40)
Nonvested at December 31, 2014	-	-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2015	-	-
Granted	300,000	0.38
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2015	300,000	$0.38

Additional information regarding options outstanding as of June 30, 2015 is as follows:

	Options Outstanding at June 30, 2015			Options Exercisable at June 30, 2015
Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$0.40	1,110,000	2.50	$0.40	1,100,000	$0.40
$3.30	3,881	1.00	$3.30	3,881	$3.30
$0.38	300,000	10.00	$0.38	-	$-
	1,413,881	4.09		1,103,881	$0.40

Non-Plan Options

During the three month period ended December 31, 2014, the Company issued options outside of the 2012 Plan to purchase 100,000 shares of common stock with an exercise price of $0.85, vesting quarterly over a period of one year, resulting in compensation expense of $82,826. These options were cancelled and re-issued as options under our 2012 plan in the quarter ended December 31, 2015.

In addition to options granted under the 2012 Plan, at December 31, 2014, the Company had outstanding options to purchase 200,000 shares of common stock. During the three month period ended December 31, 2014, holders of non-plan options to purchase 200,000 shares of common stock surrendered such options to the Company for cancellation.

Company Warrants

During the three months ended December 31, 2014, the Company issued warrants to purchase 500,000 shares of common stock at a weighted average exercise price of $0.36 per share to a service provider and former employee following the return for cancellation of prior stock grants and options totaling 500,000 shares. Outstanding warrants as of June 30, 2015, totaled 650,000 shares of common stock with a weighted average exercise price of $0.40 per share.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsidiary Warrants

On April 19, 2014, DigiPath, Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital microscopy, granted five-year common stock Purchase Warrants to Steven Barbee and Eric Stoppenhagen (the “Consultants”) to purchase an aggregate of 6,000,000 shares of common stock of DigiPath, Corp. at an exercise price of $0.10 per share over a five (5) year period from the date of grant. The warrant holders cannot exercise more than 4.99% of the Company’s issued and outstanding common stock without 65 days’ notice. The warrants are issued by the Company’s subsidiary, and if exercised in total would represent approximately two thirds (66.67%) of the equity of the subsidiary, resulting in dilution of DigiPath, Inc.’s ownership to approximately one third (33.33%). The Company recorded a total of $343,533 of expense associated with the issuance of these warrants and recorded a non-controlling interest as a reduction to total stockholder’s equity on the Company’s balance sheet because the warrants were issued by the Company’s subsidiary. No continued allocation of the non-controlling interest in the equity of the subsidiary has been recognized, as the warrants haven’t been exercised and DigiPath, Inc. is still currently in control of 100% of the interests of the subsidiary.

NOTE 11 - COMMITMENTS

Lease commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments, including common area maintenance fees, under non-cancelable operating leases are as follows:

2015	$67,624
2016	196,673
2017	204,540
2018	212,722
2019 and thereafter	388,015
Total	$1,069,574

In addition to this commitment, the Company pays monthly rent in the aggregate amount of $5,000 for a research office, satellite office storage space, development office, and potential lab space, each of which are rented on a month-to-month basis.

NOTE 12 - INCOME TAX

At June 30, 2015, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended June 30, 2015, the Company did not recognize any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 13 - SEGMENT OPERATING RESULTS

Our business is comprised of two general divisions: cannabis related and digital microscopy sales and services. The following table shows operating results for these two divisions and corporate headquarters for the three month periods ending June 30, 2015 and 2014.

	For the three months ended June 30,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$1,621	$5,294	$-	$-	$217,248

Total depreciation and amortization	$-	$9,436	$1,339	$-	$-	$987

Net loss	$(101,353)	$(515,254)	$(154,923)	$(162,815)	$(242,360)	$(249,208)

Total capital expenditures	$-	$64,852	$-	$-	$992,005	$28,336

The following table shows operating results for these two divisions and corporate headquarters for the nine month periods ending June 30, 2015 and 2014.

	For the nine months ended June 30,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$17,371	$299,754	$-	$-	$322,792

Total depreciation and amortization	$-	$11,701	$4,434	$-	$-	$2,469

Net loss	$(1,222,057)	$(1,525,453)	$(435,176)	$(308,690)	$(322,360)	$(321,145)

Total capital expenditures	$-	$1,439,691	$-	$-	$992,005	$28,336

The following table shows net assets for these two divisions and corporate headquarters as of June 30, 2015 and September 30, 2014.

	June 30, 2015			September 30, 2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Net assets	$978,686	$1,859,419	$601,058	$3,986,762	$1,017,680	$673,354

NOTE 14 – SUBSEQUENT EVENTS

On August 10, 2015, the Company issued 25,000 shares of restricted common stock for investor relations services provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our three business units are described below.

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. We built our first testing lab in Las Vegas, Nevada, which we opened in June of 2015. We also have plans to open labs in other states in which cannabis use is legal.

●	TNM News Corp. has pioneered the nation’s first and only unbiased marijuana news network that provides news, interviews and education on all things cannabis. TNM News produces original content for its popular website, syndicated radio program, and mobile app to deliver breaking news, informative interviews and compelling education. The TNM News team explores the political, economic, medicinal, scientific, and cultural dimensions of cannabis with politicians, business people, patients, caregivers, and industry leaders.

●	DigiPath Corp. develops digital microscopy systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries.

On April 9, 2014, the Company entered into various Series A Convertible Preferred Stock Purchase Agreements with accredited investors pursuant to which the Company issued 6,000,000 shares, in the aggregate, of Series A Convertible Preferred Stock (“Series A Preferred” in exchange for $6,000,000, in the aggregate, which consisted of cash paid by investors and the cancellation of indebtedness of the Company under advances previously made to the Company by such investors (each agreement, a “Securities Purchase Agreement” and collectively, the “Securities Purchase Agreements”). The Company invested $1,250,000 of the gross proceeds received from the sale of Series A Preferred into its DigiPath, Corp. subsidiary for general working capital purposes in its existing digital pathology business. The remaining gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On May 14, 2014, the Company completed a private placement offering to accredited investors pursuant to which the Company sold an aggregate of 4,420,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company. The gross proceeds are being used to fund the Company’s cannabis-related lines of business. The securities were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

Results of Operation

Three Months Ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our cannabis segment commenced in fiscal 2015 and contributed $1,621 of our revenues for the quarter ended June 30, 2015. Our digital microscopy business segment accounted for $5,294 of our revenues for the quarter ended June 30, 2015 and all of our revenues, or $217,248, for the quarter ended June 30, 2014.

Summarized financial information regarding each business and corporate headquarters as of the quarter ended June 30, 2015 and 2014 are as follows:

	For the three months ended June 30,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$1,621	$5,294	$-	$-	$217,248

Total depreciation and amortization	$-	$9,436	$1,339	$-	$-	$987

Net loss	$(101,353)	$(515,254)	$(154,923)	$(162,815)	$(242,360)	$(249,208)

Total capital expenditures	$-	$64,852	$-	$-	$992,005	$28,336

Comparison of fiscal quarters ended June 30, 2015 and June 30, 2014

Revenues

Revenues for the quarters ended June 30, 2015 and 2014 were $6,915 and $217,248, respectively. Revenue from our cannabis businesses for the quarters ended June 30, 2015 and 2014 were $1,621 and $-0-, respectively and was earned from advertisers on The National Marijuana News talk radio show. Microscopy revenues for the quarters ended June 30, 2015 and 2014 were $5,294 and $217,248, respectively.

Cost of Sales

Cost of sales for the quarters ended June 30, 2015 and 2014 were $19,304 and $130,181, respectively. This decrease is attributable to decreased sales in our microscopy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $697,584 and $739,718 for the quarters ended June 30, 2015 and 2014, respectively. This increase is attributable to expenses associated with launching our new cannabis related business units of cannabis testing labs, and promoting The National Marijuana News talk radio show.

Research and Development

Research and development expenses were $73,652 and $-0- for the quarters ended June 30, 2015 and 2014, respectively. This increase is attributable to expenses associated with developing new microscopy solutions, developing radio show for our broadcasting unit, and developing testing protocols for the cannabis lab.

Non-cash stock option expense

Non-cash stock option expenses were $-0- and $446,494 for the quarters ended June 30, 2015 and 2014, respectively.

Net interest and other income (expense)

Net interest and other (income) expense was $(12,095) and $1,730 for the quarters ended June 30, 2015 and 2014, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014. Other income during the quarter ended June 30, 2015 consisted of proceeds from the sublease of a portion of our facilities.

Nine months Ended June 30, 2015 and 2014

During the nine months ended June 30, 2015, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital microscopy solutions. Our cannabis segment commenced in fiscal 2015 and contributed $17,371 of our revenues for the nine months ended June 30, 2015. Our digital microscopy business segment accounted for $299,754 of our revenues for the nine months ended June 30, 2015 and all of our revenues, or $322,792, for the nine months ended June 30, 2014.

Summarized financial information regarding each business and corporate headquarters as of the nine months ended June 30, 2015 and 2014 are as follows:

	For the nine months ended June 30,
	2015			2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Revenues	$-	$17,371	$299,754	$-	$-	$322,792

Total depreciation and amortization	$-	$11,701	$4,434	$-	$-	$2,469

Net loss	$(1,222,057)	$(1,525,453)	$(435,176)	$(308,690)	$(322,360)	$(321,145)

Total capital expenditures	$-	$1,439,691	$-	$-	$992,005	$28,336

Comparison of nine months ended June 30, 2015 and June 30, 2014

Revenues

Revenues for the nine months ended June 30, 2015 and 2014 were $317,125 and $322,792, respectively. Revenue from our cannabis businesses for the nine months ended June 30, 2015 and 2014 were $17,371 and $-0-, respectively and was earned from advertisers on The National Marijuana News talk radio show. Microscopy revenues for the nine months ended June 30, 2015 and 2014 were $299,754 and $322,792, respectively.

Cost of Sales

Cost of sales for the nine months ended June 30, 2015 and 2014 were $227,973 and $195,153, respectively. This increase is attributable to increased sales in our microscopy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,952,543 and $960,319 for the nine months ended June 30, 2015 and 2014, respectively. This increase in expenses over the prior nine month period is attributable to expenses associated with launching our new cannabis related business units of cannabis testing labs, cannabis news broadcasting, and cannabis training and education.

Research and development

Research and development expenses were $342,674 and $106,367 for the nine months ended June 30, 2015 and 2014, respectively. This increase is attributable to expenses associated with developing new microscopy solutions, developing radio show for our broadcasting unit, and developing testing protocols for the cannabis lab.

Non-cash stock option expense

Non-cash stock option expenses were $868,603 and $456,872 for the nine months ended June 30, 2015 and 2014, respectively.

Separation agreement

A total of $237,083 was recognized in connection with a separation agreement with our former CEO and was comprised of cash obligations of $125,000 and non-cash stock compensation of $112,083, both of which have been fulfilled.

Net interest and other income (expense)

Net interest and other (income) expense was $(23,379) and $13,148 for the nine months ended June 30, 2015 and 2014, respectively, which related to interest accrued on borrowings from the related party revolving note payable which was settled on April 9, 2014. Other income during the nine months ended June 30, 2015 primarily consisted of proceeds from the sublease of a portion of our facilities.

Liquidity and Capital Resources

As of June 30, 2015, we had current assets equal to $1,974,872, comprised of cash of $1,287,979, accounts receivable of $84,990, inventory of $206,139, and deposits and deferred expenses of $395,764. Our current liabilities as of June 30, 2015 were $286,841 comprising of accounts payable, accrued expenses, and deferred revenue.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2015 and 2014:

	2015	2014
Operating Activities	$(2,334,456)	$(932,833)
Investing Activities	(1,489,691)	(1,020,341)
Financing Activities	9,506	7,819,597
Net increase (decrease) on Cash	$(3,814,641)	$5,866,423

Net Cash Used In Operating Activities

During the nine months ended June 30, 2015, net cash used in operating activities was $2,334,456, compared to $932,833 for the same period ended June 30, 2014. The increase in cash used for operating activities is primarily attributable to the commencement of research, development, and operations surrounding our cannabis lab and broadcasting businesses.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2015, net cash used in investing activities was $1,489,691, compared to $1,020,341 for the same period ended June 30, 2014. The increase is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab.

Net Cash Provided By Financing Activities

During the nine months ended June 30, 2015, net cash provided by financing activities was $9,506, compared to $7,819,597 for the same period ended June 30, 2014.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common and preferred stock sold in private transactions and may include in the future capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash on hand is adequate to support operations for at least the next twelve months. However, we anticipate continuing to rely on equity sales and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

Long-Lived Assets

Management assesses the carrying values of property and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition to the extent possible. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended September 30, 2014 and the nine months ended June 30, 2015, the Company did not recognize any impairment for its property and equipment. For the year ended September 30, 2014 and the nine months ended June 30, 2015, the Company recognized an impairment loss on intangible assets of $1,003,416 and $-0- respectively. The impairment loss represented the development costs for the intangible assets, which had been capitalized. Although management believes these assets will be utilized by the Company to generate future revenues, since future revenue generation from these assets is uncertain, these amounts were written off.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. For the year ended September 30, 2014 and the nine months ended June 30, 2015, the Company recognized an impairment loss of $-0- and $28,336 respectively. The impairment loss represented the carrying value of its intellectual property. Although management believes these assets will be utilized by the Company to generate future revenues, since the revenues generated from these assets to date have been minimal, these amounts were written off.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)

3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)

3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)

3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on May 26, 2015)

10.1	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between DigiPath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 23, 2015)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2015

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

