Form 10-K
period 2015-09-30
DigiPath,Inc.
filed 2016-01-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.76 per share as of March 31, 2015 was approximately $5,755,922.

As of January 12, 2016, there were 15,129,372 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

These risks and uncertainties include demand for our products and services, governmental regulation of the cannabis industry, our ability to maintain customer and strategic business relationships, the impact of competitive products and pricing, growth in targeted markets, the adequacy of our liquidity and financial strength to support our growth, general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, and the ability to attract and retain qualified personnel. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our three business units as of September 30, 2015, which were all wholly-owned subsidiaries of DigiPath, Inc. as of such date, are described below.

➢	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational at the time of our lab opening. As a result, our lab revenues were minimal prior to September 30, 2015.
➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.
➢	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity subsequent to year-end, and now own a minority interest of 33.34%. The historical income and loss of the deconsolidated entity have been presented as a discontinued business component in the financial statements herein.

Recent Developments

Divestiture of Wholly-Owned Subsidiary, DigiPath Corp.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,000 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred Stock of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp. common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

Business

DigiPath Labs, Inc. - Cannabis Testing

Our cannabis testing business is operated through our wholly owned subsidiary, DigiPath Labs, Inc., which performs all cannabis related testing using FDA-compliant laboratory equipment and processes. We opened our first testing lab in Las Vegas, Nevada in May of 2015 to serve the new State approved and licensed medical marijuana industry. We have plans to open labs in other legal states, assuming resources permit.

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

As a premier cannabis testing laboratory, we take a careful, strategic approach to all of our cannabis testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis for potency, the presence of pesticides, or microbial contamination. DigiPath Labs takes further caution by also testing for metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. DigiPath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is more intricate and accurate than any other. This approach and investment in the highest quality testing machinery is of the utmost importance as many testing labs often return inconsistent results for the exact same test sample; a common concern of many end-users and clients alike.

DigiPath Labs screens medicinal cannabis for potentially harmful contaminants, including:

-- Solvents (for extracts)

-- Pesticides

-- Mold and Yeast

-- Heavy metals, including mercury, arsenic, lead, and cadmium

-- Biological toxins, such as aflatoxin, ricin, and botulinum toxins

-- Microbial contaminants including E. coli, salmonella, Aspergillus and fungus

DigiPath Labs also tests cannabis for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific cannabis strains for the treatment of specific ailments.

We utilize our own Ultra-High Performance Liquid Chromatograph (“UPLC”), which accurately separates and measures the cannabinoid content of any sample of flower, edible, concentrate or other cannabis product. Our Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) is utilized for heavy metals testing, and provides accurate readings for harmful metals ensuring that the Parts Per Million (“PPM”) are substantially below the regulated and accepted trace amounts. Our laboratory testing equipment is calibrated using third party reference standards to ensure precision measurements throughout the testing process.

With accurate science becoming a major part of the cannabis industry, the major question is one of standards; we hold ourselves accountable and provide efficient and accurate research and results to our clients. Our test results are meant to help dispensaries, caregivers and patients know the concentration and quality of their cannabis without having to question the credibility of the data.

Market Overview

According to the Marijuana Business Daily, “U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-$8.2 billion in 2018. As the cannabis industry expands, we expect to see a parallel increase in state regulations related to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing, both to assist producers of cannabis and cannabis products to meet expected state mandated requirements, and to provide assurance to consumers regarding the safety and composition of such products.

Competition

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation promulgated on a state-by-state basis. Our competitors may be local or international enterprises and may have financial, technical, sales, marketing and other resources greater than ours. These companies may also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position will depend on our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, excellent customer service and ease of use of our services.

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

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

The current administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to vigorously enforce the existing federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we would be irreparably harmed by a change in enforcement by the Federal or State governments.

The National Marijuana News Corp. – Cannabis News

In May 2014, we established an online radio program called The National Marijuana News (“TNMNews”). TNMNews seeks to educate the public regarding the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving and controversial medicinal and recreational marijuana industry from diverse and dissenting perspectives. We intend to expand our already strong web presence as “THE” destination for unbiased news and information on everything marijuana. As we expand TNMNews, we hope to increase advertising revenue and continue to provide a platform for our products and services.

TNMNews is a weekly one-hour Internet radio news and talk show featuring unbiased reporting of the burgeoning marijuana industry. Although leaning more towards a medicinal use platform, the show seeks to foster thought-provoking discussion of both the medicinal and recreational marijuana markets.

We launched TNMNews’ Internet radio program on Live 365 in 2014, and its popularity has continued to grow. Over the fiscal year, streaming of our program grew from 120,000 to over 190,000 streams per month. TNMNews is also available on terrestrial radio in six cities around the US. We also launched our App for both iOS and Google Play and relaunched our website which now receives over 400,000 page visits per month. Our Facebook page has also garnered over 124,000 page likes and TNMNews has become a leader in cannabis news, interviews and education.

Competition

TNMNews faces competition from traditional news media as well as new publications and web sites devoted to cannabis use. However, most marijuana-themed internet radio shows are pro-cannabis and appeal to the recreational user. In contrast, we are pioneering a new path down the middle by presenting both sides of marijuana issues in a professional and unbiased format. Major media players are hopping on the marijuana bandwagon. Local publications like the Denver Post and the San Francisco Chronicle have dedicated space to cannabis coverage. The Huffington Post and many of the other major daily newspapers cover cannabis news. MSNBC, CNN, and truTV are developing series around cannabis. We believe that increasing public interest in this topic ensures we will have an audience and be able to attract paid advertisers.

Government Regulation

The following is a brief summary of certain statutes, regulations, policies and proposals affecting our media business. For example, radio broadcasting is subject to the jurisdiction of the FCC under the Communications Act. This does not comprehensively cover all current and proposed statutes, regulations and policies affecting our media and business. Reference should be made to the Communications Act and other relevant statutes, regulations, policies and proceedings for further information concerning the nature and extent of regulation of our media business. Finally, several of the following matters are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our media business.

Federal law regulates the broadcast of obscene, indecent or profane material. Legislation enacted by Congress provides the FCC with authority to impose fines of up to $325,000 per utterance with a cap of $3.0 million for any violation arising from a single act. In June 2012, the U.S. Supreme Court ruled on the appeals of several FCC indecency enforcement actions. While setting aside the particular FCC actions under review on narrow due process grounds, the Supreme Court declined to rule on the constitutionality of the FCC’s indecency policies, and the FCC has since solicited public comment on those policies. We may receive in the future, letters of inquiry and other notifications from the FCC concerning complaints that programming contains indecent or profane language. We cannot predict the outcome of our outstanding letters of inquiry and notifications from the FCC or the nature or extent of future FCC indecency enforcement actions.

DigiPath Corp. – Digital Pathology

On October 1, 2015, we entered into agreements that facilitated the divestiture of two-thirds of our ownership interest in DigiPath Corp., which enabled warrant holders, including our former Director, Steven D. Barbee, to acquire two-thirds ownership in DigiPath Corp. The reduction in ownership required that we deconsolidate the entity in our financial statements for all periods presented. As a result, the results of operations of this business have been removed from the results of continuing operations for all periods presented within our statements of operations, and DigiPath Corp. is now accounted for using the equity method of accounting. We believe that this divestiture will allow us to better focus our efforts on our cannabis-related businesses.

DigiPath Corp. develops and sells digital pathology solutions for second opinion, consultation, tumor board, archiving, and educational purposes for improved workflow, analysis and data mining in support of pathology in academic medical centers, reference laboratories, biopharma organizations, and life science research institutions.

DigiPath Corp. offers a suite of hardware, software and cloud-based solutions to create, share, store, manage, analyze and correlate data collected through virtual microscopy. Its products are marketed under the names PathScope™, PathLive™, PathPlant™, PathCloud™, PathReview™, PathConsult™, PathIA™, and PathStore™.

Customers

We provide cannabis lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”). We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers that agree to enter into exclusive long term contracts. On June 17, 2014, Clark County approved a total of 117 special use permits to cultivation and 87 production applicants. There may be some cross-over applicants in this total whereby an applicant was awarded both a cultivation and production permit, and some of these applicants will undoubtedly not be able to commence operations and will lose their permits, but this is generally our pool of customers, along with additional permit holders in the Cities of Las Vegas and North Las Vegas. As of January 1, 2016, there were a total of 16 MMEs in the cultivation or production business that are currently operating, and we have provided services to 10 of them. We anticipate a steady stream of new Nevada MMEs to become operational and licensed throughout 2016, which should result in additional customers for Digipath Labs.

Research and Development

We believe that our future success will be impacted by our ability to continue to enhance and broaden our services to meet the evolving needs of a relatively newly regulated cannabis services industry. Our research and development efforts are focused on developing new, complementary solutions to streamline our processes and provide optimal services to both our customers and for regulators.

When developing our technical solutions to provide cannabis testing solutions, industry regulatory requirements also dictate that substantial documentation be created to demonstrate data integrity. Our standard operating procedures include streamlined methodologies for generating and maintaining testing services that can be tailored to the variations in other State jurisdictions, as necessary.

We expect to continue to invest in our businesses and to invest further as we expand our lab business for cannabis testing to other jurisdictions.

Marketing, Sales and Support

We use a range of communication platforms to reach our target customers. The goal of the marketing strategy is to position us as the leading testing company in the botanical, nutraceutical, and cannabis industries in the country. Our marketing efforts include digital/online, industry conferences and affiliations, media outreach, our own TNMNews, direct response and public relations. We believe that these efforts have the ability to deliver our brand message in a powerful way to maximize audience reach.

Seasonality

Our businesses are not subject to seasonality.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We intend to obtain such insurance in accordance with customary industry practices when we have sufficient financial resources.

Employees

As of September 30, 2015, we had nine employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Corporate Information

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our website is located at http://www.digipath.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Report.

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

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations. We have a limited operating history. Our operations are subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Our auditor has given us a “going concern” qualification, which questions our ability to continue as a going concern without additional financing. Our independent certified public accountant has added an emphasis paragraph to its report on our financial statements for the year ended September 30, 2015 regarding our ability to continue as a going concern. Key to this determination is our recurring net losses and insufficient cash reserves. Management plans to try to increase sales and improve operating results through the growth of our cannabis lab testing business. Management believes that funds generated from operations will not be sufficient to cover cash needs in amounts not now determinable, and we will continue to rely on expected increased revenues and private equity to cover our cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

We need additional capital to fund our operations. We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us. In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

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

Our plans are dependent upon key individuals and the ability to attract qualified personnel. In order to execute our business plan, we will be dependent on upon our executive officers and directors, as well as other key personnel. The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of September 30, 2015, twenty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, Colorado, Oregon and Washington have legalized cannabis for adult recreational use, and additional recreational measures are expected to be voted on during 2016 in Arizona, California, Michigan and Nevada, among others. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business. Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business. Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

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

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the federal government were to change its practices, or were to expand its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products. It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

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

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. In fact, we were recently notified by our bank that our deposit accounts would be closed, and we are currently looking for a replacement banking institution. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry, including us, continue to have trouble establishing and maintain banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business.

Risks Relating To Media Business

We face intense competition in our media businesses. We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising and sales revenues, if any. Our media and advertising businesses compete for audiences and advertising revenues with other media businesses, as well as with other media, such as newspapers, magazines, television, direct mail, portable digital audio players, mobile devices, satellite radio, Internet-based services and live entertainment, within their respective markets. Audience ratings and market shares are subject to change, which could have the effect of reducing our revenues in that market. Our competitors may develop technology, services or advertising media that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It also is possible that new competitors may emerge and rapidly acquire significant market share in any of our business segments. An increased level of competition for advertising dollars may lead to lower advertising rates as we attempt to retain customers or may cause us to lose customers to our competitors who offer lower rates that we are unable or unwilling to match.

Our business is dependent on our management team and other key individuals. Our business is dependent upon the performance of our management team and other key individuals, and in particular, Todd Denkin, our Chief Executive Officer, who also acts as the host of many of our programs. We can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

Extensive current government regulation, and future regulation, may limit our media operations or adversely affect our business and financial results. Congress and several federal agencies, including the FCC, extensively regulate the domestic radio industry. For example, the FCC could impose large fines on us if, in response to pending complaints, it finds that we broadcast indecent programming. We cannot predict whether legislation affecting our media business will be adopted. Such legislation could have a material impact on our operations and financial results. Finally, various regulatory matters relating to our media and business are now, or may become, the subject of court litigation, and we cannot predict the outcome of any such litigation or its impact on our business.

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

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares. Our common stock is currently eligible for quotation on the OTCQB and OTCBB, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTCQB and OTCBB are often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock. The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grant the holders of such preferred stock liquidation rights that are superior to those held by the holders of our common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our leased premises are 6,000 square feet and are utilized for corporate business offices and a cannabis testing lab. Our premises are subject to a lease agreement expiring June 14, 2020. Our anticipated future lease commitments, including common area maintenance, are as follows:

2016	$24,028
2017	196,673
2018	204,540
2019	212,722
2020	388,015
Total	$1,025,978

In addition to these commitments, the Company pays monthly rent, on a month-to-month basis, for potential lab space located in Colorado at the rate of $2,616 per month.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of January 11, 2016, the closing price of our securities was $0.1575.

We commenced listing on December 23, 2011.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices below have been adjusted for the one-for-ten reverse split of our common stock effected on May 27, 2015.

	High	Low
Fiscal Year Ended September 30, 2015
First Quarter	$6.00	$0.24
Second Quarter	$0.95	$0.10
Third Quarter	$0.90	$0.20
Fourth Quarter	$0.38	$0.12

Fiscal Year Ended September 30, 2014
First Quarter	$10.00	$10.00
Second Quarter	$14.00	$6.50
Third Quarter	$17.50	$2.30
Fourth Quarter	$60.00	$1.60

As of January 11, 2016, there were approximately 91 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 11, 2016, there were 15,129,372 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,413,881	$0.43	1,586,119
Equity compensation plans not approved by security holders (2)	500,000	0.36	500,000
Total	1,913,881	$0.42	2,086,119

(1) Represents awards under our 2012 Stock Incentive Plan (the “2012 Incentive Plan”). The following is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

Effective Date and Expiration. The 2012 Incentive Plan became effective on March 5, 2012, and will terminate on March 5, 2022, unless it is terminated earlier by our board of directors. No award may be made under the Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

Share Authorization. The maximum aggregate number of Shares which may be issued pursuant to awards granted under the 2012 Incentive Plan is Three Million (3,000,000) shares.

General; Types of Awards. The 2012 Incentive Plan provides for the grant of options to purchase shares of common stock, restricted stock, stock appreciation rights (“SARs”) and restricted stock units (rights to receive, in cash or stock, the market value of one share of our commons stock). Incentive stock options (“ISOs”) may be granted only to employees. Nonstatutory stock options and other stock-based awards may be granted to officers, employees, non-employee directors and consultants.

Administration. The 2012 Incentive Plan will be administered by our board of directors or a committee of our board of directors (the “Administrator”) as provided in the 2012 Incentive Plan. The Administrator will have the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. The Administrator will be authorized to interpret the 2012 Incentive Plan, to establish, amend, and rescind any rules and regulations relating to the 2012 Incentive Plan, to determine the terms of agreements entered into with recipients under the 2012 Incentive Plan, and to make all other determinations that may be necessary or advisable for the administration of the 2012 Incentive Plan.

Eligibility. Options and other awards may be granted under the 2012 Incentive Plan to directors, officers, employees and consultants of our company and any of our subsidiaries, provided that the services of such consultants are not in connection with the offer or sale of securities in a capital-raising transaction and do not directly or indirectly promote or maintain a market for our securities. At the date of this prospectus, all of our officers, directors and employees would have been eligible to receive awards under the 2012 Incentive Plan.

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

Adjustments upon Changes in Capitalization. In the event of any change affecting shares of our common stock by reason of any stock dividend or split, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distribution to stockholders other than cash dividends, the Administrator will make substitutions or adjustments in the aggregate number of shares that may be distributed under the 2012 Incentive Plan, and in the number and types of shares subject to, and the exercise prices under, outstanding awards granted under the 2012 Incentive Plan, in accordance with Section 10 and other provisions of the 2012 Incentive Plan.

Assignment. Unless otherwise permitted by the 2012 Incentive Plan and approved by the Administrator as permitted by the 2012 Incentive Plan, no award will be assignable or otherwise transferable by the grantee other than by will or the laws of descent and distribution and, during the grantee’s lifetime, an award may be exercised only by the grantee.

Amendment. Our board of directors may amend the 2012 Incentive Plan in any and all respects without stockholder approval, except as such stockholder approval may be required under applicable law or pursuant to the listing requirements of any national market system or securities exchange on which our equity securities may be listed or quoted.

(2) The following awards represent equity compensation plans not approved by security holders:

On December 31, 2014, the Company issued fully vested warrants to purchase 200,000 shares of common stock at an exercise price of $0.30 per share over three years to a service provider following the return for cancellation of prior stock grants and options totaling 200,000 shares.

On December 30, 2014, the Company issued fully vested warrants to purchase 300,000 shares of common stock at an exercise price of $0.40 per share over three years to a former employee following the return for cancellation of prior stock grants and options totaling 300,000 shares.

Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended September 30, 2015, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On August 10, 2015, the Company issued 25,000 shares of common stock, restricted in accordance with Rule 144, to a third party for professional services provided. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and the investor was accredited and familiar with our operations and there was no solicitation in connection with the issuance.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our three business units as of September 30, 2015, which were all wholly-owned subsidiaries of DigiPath, Inc. as of such date, are described below.

➢

DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational at the time of our lab opening. As a result, our lab revenues were minimal prior to September 30, 2015.

➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.
➢	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity subsequent to year-end, and now own a minority interest of 33.34%. The historical income and loss of the deconsolidated entity have been presented as a discontinued business component in the financial statements herein.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,000 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred Stock of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

As a result of the subsequent divestiture of our ownership interests in DigiPath Corp. from 100% to approximately 34%, we have retrospectively presented the results of operations of DigiPath Corp. as a discontinued business component for the years ended September 30, 2015 and 2014.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (GAAP), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. Intercompany accounts and transactions have been eliminated. All references to GAAP are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	2-3 years
Office equipment	5 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	6 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized impairment losses on the disposal of fixed assets of $8,303 and $-0- during the years ended September 30, 2015 and 2014, respectively.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company recognized an impairment loss on the carrying value of development costs of $28,336 and $1,003,416 for the years ended September 30, 2015 and 2014, respectively. Management believes these developed products will continue to be utilized by the Company to generate revenues; however, since the Company does not have historical operating experience, these amounts were written off. In addition, the Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $300,000 and $-0- for the years ended September 30, 2015 and 2014, respectively. Our investment in TissueBLOX provided for the refund of our investment if the Licensor was unable to produce a tangible, fully operational production TBlox machine to Licensee by the 31st day of December 2015, however, the Licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015.

Marketable Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we require payment prior to the delivery of results, as such, revenues are typically recognized upon the delivery of results, which approximately coincides with completion of the revenue cycle.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $145,293 and $103,219 for the years ended September 30, 2015 and 2014, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Reverse Stock Split

On May 27, 2015, we effected a 10-for-1 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including the accompanying financial statements, give retroactive effect to the 1-for-10 reverse stock split.

Results of Operations

During fiscal years ended September 30, 2015 and 2014, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital pathology solutions. Our digital pathology business segment accounted for the majority of our revenues for the years ended September 30, 2015 and 2014. Our cannabis segment commenced during the year ended September 30, 2014, and our first cannabis testing lab opened in Nevada during May of 2015. Our customers were not fully operational at the time of our lab opening. As a result, our lab revenues were minimal prior to September 30, 2015. The following table shows operating results for these two divisions for the years ended September 30, 2015 and 2014.

	For the years ended September 30,
	2015		2014
	Cannabis	Pathology	Cannabis	Pathology
Revenues	$16,084	$395,718	$-	$485,870
Cost of sales	85,551	360,652	-	297,529
Gross profit (loss)	(69,467)	35,066	-	188,341
Operating expenses	(3,371,070)	(654,001)	(2,323,899)	(685,008)
Loss from operations	(3,440,537)	(618,935)	(2,323,899)	(496,667)
Other income (expense)	(273,220)	363	-	(11,636)
Net loss	$(3,713,757)	$(618,572)	$(2,323,899)	$(508,303)

The following table summarizes selected items from the statement of operations for the years ended September 30, 2015 and 2014. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, loss from operations of discontinued business segment.

	Years Ended September 30,		Increase /
	2015	2014	(Decrease)
Revenues	$16,084	$54,911	$(38,857)
Cost of sales	85,551	29,272	56,279
Gross profit (loss)	(69,467)	25,669	(95,136)

Operating expenses:
General and administrative	3,228,221	2,338,651	889,570
Research and development	143,766	23,125	120,641
Total operating expenses:	3,371,987	2,336,107	1,010,211

Net operating loss	(3,441,454)	(2,336,107)	1,105,341

Total other income (expense)	(272,303)	(11,636)	260,667

Net loss from continuing operations	(3,713,757)	(2,347,743)	1,366,014

Loss from discontinued business component	(618,572)	(484,459)	134,113

Net loss	$(4,332,329)	$(2,832,202)	$1,500,127

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the year ended September 30, 2015 were $16,084, compared to revenues of $54,941 during the year ended September 30, 2014, a decrease of $38,857, or 71%. The decrease in revenue was due to the shift in focus to opening our testing lab in Nevada. We opened our first cannabis testing lab in Las Vegas, Nevada towards the end of the third calendar quarter of 2015, a few months prior to the establishment of our customers’ operations. We anticipate increased revenues during the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the year ended September 30, 2015 were $85,551, compared to $29,272 during the year ended September 30, 2014, an increase of $56,279, or 192%. The increase in cost of sales was primarily due to the costs of labor and supplies consumed in testing our processes as we readied our lab for operation.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2015 were $3,228,221, compared to $2,338,651 during the year ended September 30, 2014, an increase of $889,570, or 38%. The expenses consisted primarily of marketing, professional fees, rent, salaries and wages, depreciation and travel expenses. The increase in expenses were primarily due to increased marketing to build brand awareness, and increased compensation, rent and professional fees related to getting our cannabis testing lab operational. Marketing and public relations increased by approximately $42,000, salaries and wages increased by approximately $533,000, rent increased by approximately $165,000 and professional fees increased by approximately $604,000. Stock based compensation expense, within professional fees, was $887,638 for the year ended September 30, 2015, compared to $1,656,140 for the year ended September 30, 2014, a decrease of $768,502.

Research and Development Expenses

Research and development expenses for the year ended September 30, 2015 were $143,766, compared to $23,125 during the year ended September 30, 2014, an increase of $120,641, or 522%. The research and development expenses increased primarily due to the development of our new cannabis testing lab and related research activities.

Net Operating Loss

Net operating loss for the year ended September 30, 2015 was $3,441,454, compared to $2,336,107 during the year ended September 30, 2014, an increase of $1,105,347, or 47%. Net operating loss increased primarily due to the commencement of our cannabis testing operations.

Other Income (Expense)

Other expenses, on a net basis, for the year ended September 30, 2015 were $272,303, compared to $11,636 during the year ended September 30, 2014, an increase of $260,667, or 2,240%. Other expenses during the year ended September 30, 2015 consisted of a loss of $8,303 on the disposal of capitalized leasehold improvements, and a $300,000 loss on the impairment of intangible asset related to our purchased license of TissueBLOXTM, as diminished by $36,000 of other income from sublet rent. Other expenses during the year ended September 30, 2014 consisted of $11,636 of interest expense on borrowings from the related party revolving note payable which was settled on April 9, 2014.

Loss from Continuing Operations

Loss from continuing operations for the year ended September 30, 2015 was $3,713,757, compared to $2,347,743 during the year ended September 30, 2014, an increase of $1,366,014, or 58%. Loss from continuing operations increased primarily due to the commencement of our cannabis testing operations, and $300,000 loss on the impairment of intangible asset related to our purchased license of TissueBLOXTM.

Loss from Discontinued Business Component

Loss from discontinued business component for the year ended September 30, 2015 was $618,572, compared to $484,459 during the year ended September 30, 2014, an increase of $134,113, or 28%. Subsequent to our year-end, we divested two thirds ownership in DigiPath Corp. so we could focus our resources primarily on our cannabis related businesses. The increased loss of this business component is primarily due to increased research and development costs, and increased compensation expenses.

Net Loss

Net loss for the year ended September 30, 2015 was $4,332,329, compared to $2,832,202 during the year ended September 30, 2014, an increase of $1,500,127, or 53%. Net loss increased primarily due to the commencement of our cannabis testing operations, and $300,000 loss on the impairment of intangible asset related to our purchased license of TissueBLOXTM, in addition to an increased loss of $134,113 related to the research and development costs and increased compensation expenses of our DigiPath Corp.

Liquidity and Capital Resources

As of September 30, 2015, the Company had assets equal to $2,172,889, comprising of cash of $481,095, accounts receivable of $6,146, inventory of $192,561, prepaid expenses of $60,447 and deposits of $44,949, fixed assets of $1,373,691, and available-for-sale securities totaling $14,000. The Company’s current liabilities as of September 30, 2015 were $157,175, consisting of $62,383 of accounts payable, $21,671 of accrued expenses, and $73,121 of deferred revenue.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2015 and 2014.

	September 30,
	2015	2014
Current Assets	$785,198	$5,628,725

Current Liabilities	$157,175	$190,897

Working Capital	$628,023	$5,437,828

The following table summarizes our cash flows during the years ended September 30, 2015 and 2014, respectively.

	Years Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(2,836,047)	$(1,696,981)
Net cash used in investing activities	(1,794,984)	(1,055,359)
Net cash provided by financing activities	9,506	7,819,597

Net change in cash and cash equivalents	$(4,621,525)	$5,067,257

The increase in funds used in operating and investing activities for the year ended September 30, 2015, compared to the year ended September 30, 2014, was primarily due to research and development, and operations surrounding the development of our cannabis testing lab and cannabis media businesses.

The decrease in funds provided by financing activities for the year ended September 30, 2015, compared to the year ended September 30, 2014, was due to the fact that we conducted significant private placements of our securities in the year ended September 30, 2014.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2015, our balance of cash on hand was $481,095. Our plan for satisfying our cash requirements for the next twelve months, in addition to our revenues from our lab testing sales is through the potential sale or use of shares of our capital stock. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs. We do not now have funds sufficient to fund our operations at their current level for the next twelve months. We need to raise additional cash to fund our operations and expand our lab testing business.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of DigiPath, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of DigiPath, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DigiPath, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

January 13, 2016

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
Assets

Current assets:
Cash	$481,095	$5,102,620
Accounts receivable	6,146	123,045
Inventory	192,561	285,255
Prepaid expenses	60,447	81,770
Deposits	44,949	36,035
Total current assets	785,198	5,628,725

Fixed assets, net	1,373,691	20,735
Available-for-sale securities	14,000	-
Intangible assets	-	28,336

Total Assets	$2,172,889	$5,677,796

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$62,383	$125,854
Accrued expenses	21,671	25,910
Deferred revenues	73,121	39,133
Total current liabilities	157,175	190,897

Total Liabilities	157,175	190,897

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,351,442 and 5,850,000 shares issued and outstanding at September 30, 2015 and 2014, respectively	4,351	5,850
Common stock, $0.001 par value, 90,000,000 shares authorized; 13,762,705 and 5,875,640 shares issued and outstanding at September 30, 2015 and 2014, respectively	13,763	5,876
Additional paid-in capital	10,224,551	9,333,795
Accumulated other comprehensive loss	(36,000)	-
Accumulated (deficit)	(7,847,418)	(3,515,089)
	2,359,247	5,830,432
Noncontrolling interest	(343,533)	(343,533)
Total Stockholders’ Equity	2,015,714	5,486,899

Total Liabilities and Stockholders’ Equity	$2,172,889	$5,677,796

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2015	2014

Revenues	$16,084	$54,941
Cost of sales	85,551	29,272
Gross profit (loss)	(69,467)	25,669

Operating expenses:
General and administrative	3,228,221	2,338,651
Research and development	143,766	23,125
Total operating expenses	3,371,987	2,361,776

Net operating loss	(3,441,454)	(2,336,107)

Other income (expense):
Other income	36,000	-
Interest expense	-	(11,636)
Loss on disposal of fixed assets	(8,303)	-
Loss on impairment of intangible asset	(300,000)	-
Total other income (expense)	(272,303)	(11,636)

Net loss from continuing operations	$(3,713,757)	$(2,347,743)

Loss from operations of discontinued business component	(618,572)	(484,459)
Net loss	$(4,332,329)	$(2,832,202)

Weighted average number of common shares outstanding - basic and fully diluted	9,906,468	2,447,106

Net (loss) per share - basic and fully diluted	$(0.37)	$(0.96)

Net loss attributable to DigiPath, Inc. from continuing operations	$(4,332,329)	$(2,832,202)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	(36,000)	-

Comprehensive loss	$(4,368,329)	$(2,832,202)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Non-Controlling	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Loss	(Deficit)	Equity

Balance, September 30, 2013	-	$-	553,640	$554	$135,411	$-	$-	$(682,887)	$(546,922)

Preferred stock issued for cash	6,000,000	6,000	-	-	5,994,000	-	-	-	6,000,000

Common stock issued for cash	-	-	4,420,000	4,420	2,205,580	-	-	-	2,210,000

Options exercised for cash	-	-	1,000	1	3,299	-	-	-	3,300

Common stock issued for services	-	-	151,000	151	29,849	-	-	-	30,000

Common stock options issued for services	-	-	-	-	10,377	-	-	-	10,377

Vesting of previously issued common stock	-	-	-	-	268,813	-	-	-	268,813

Conversion of preferred stock to common stock	(150,000)	(150)	750,000	750	(600)	-	-	-	-

Warrants issued in subsidiary for services	-	-	-	-	343,533	-	-	-	343,533

Non-controlling interest in subsidiary warrants	-	-	-	-	343,533	(343,533)	-	-	-

Net loss for the year ended September 30, 2014								(2,832,202)	(2,832,202)

Balance, September 30, 2014	5,850,000	$5,850	5,875,640	$5,876	$9,333,795	$(343,533)	$-	$(3,515,089)	$5,486,899

Options exercised for cash	-	-	2,881	3	9,503	-	-	-	9,506

Common stock issued for services	-	-	237,545	237	223,775	-	-	-	224,012

Common stock options issued for services	-	-	-	-	663,626	-	-	-	663,626

Cancellation of common stock	-	-	(75,000)	(75)	75	-	-	-	-

Conversion of preferred stock to common stock	(1,498,558)	(1,499)	7,721,639	7,722	(6,223)	-	-	-	-

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(36,000)	-	(36,000)

Net loss for the year ended September 30, 2015								(4,332,329)	(4,332,329)

Balance, September 30, 2015	4,351,442	$4,351	13,762,705	$13,763	$10,224,551	$(343,533)	$(36,000)	$(7,847,418)	$2,015,714

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,332,329)	$(2,832,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	42,514	-
Depreciation and amortization expense	83,725	4,586
Stock issued for services	224,012	298,813
Options and warrants granted for services	663,626	353,911
Loss on disposal of fixed assets	8,303	-
Loss on impairment of development costs	28,336	1,003,416
Loss on impairment of intangible asset	300,000	-
Decrease (increase) in assets:
Accounts receivable	74,385	(79,449)
Inventory	92,694	(126,292)
Prepaid expenses	21,323	(66,070)
Deposits	(8,914)	(36,035)
Increase (decrease) in liabilities:
Accounts payable	(63,471)	95,967
Accrued expenses	(4,239)	-
Due to related party	-	(123,811)
Deferred revenues	33,988	(189,815)
Net cash used in operating activities	(2,836,047)	(1,696,981)

Cash flows from investing activities
Purchase of development costs	-	(1,003,416)
Purchase of fixed assets	(1,444,984)	(28,336)
Purchase of intangible assets	(300,000)	(23,607)
Purchase of available-for-sale securities	(50,000)	-
Net cash used in investing activities	(1,794,984)	(1,055,359)

Cash flows from financing activities
Proceeds from revolving note due to related party	-	105,000
Repayment of revolving note due to related party	-	(98,703)
Proceeds from exercised options	9,506	3,300
Proceeds from sale of preferred stock	-	5,600,000
Proceeds from sale of common stock	-	2,210,000
Net cash provided by financing activities	9,506	7,819,597

Net increase (decrease) in cash	(4,621,525)	5,067,257
Cash - beginning	5,102,620	35,363
Cash - ending	$481,095	$5,102,620

Supplemental disclosures:
Interest paid	$-	$218
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Note payable exchanged for preferred stock	$-	$400,000
Value of preferred stock converted to common stock	$1,498,558	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our three business units as of September 30, 2015, which were all wholly-owned subsidiaries of DigiPath, Inc. as of such date, are described below.

➢	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational when we opened our lab. As a result, our lab revenues were minimal prior to September 30, 2015.
➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.
➢	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity subsequent to year-end, and now own a minority interest of 33.34%. The historical income and loss of the deconsolidated entity have been presented as a discontinued business component in the financial statements herein.

Stock Split

All share and per share amounts herein have been given retroactive effect to the 1-for-10 reverse stock split of the Company’s common stock effected May 27, 2015 (See Note 12).

Basis of Accounting

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). Intercompany accounts and transactions have been eliminated. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2015:

	State of		Abbreviated
Name of Entity(1)	Incorporation	Relationship	Reference
DigiPath, Inc.(2)	Nevada	Parent	DIGP
DigiPath Labs, Inc.	Nevada	Subsidiary	LABS
TNM News, Inc.	Nevada	Subsidiary	TNM
GroSciences, Inc.(3)	Colorado	Subsidiary	GRO
DigiPath Corp.(4)(5)	Nevada	Subsidiary	CORP

(1) All entities are in the form of a corporation.

(2) Holding company, which owns each of the wholly-owned subsidiaries. As of September 30, 2015, all subsidiaries were wholly-owned by the holding company.

(3) Entity formed for prospective purposes, but has not incurred any income or expenses to date.

(4) On April 19, 2014, DigiPath Corp. issued warrants to purchase an aggregate 6,000,000 shares of common stock, which, if exercised in total would represent approximately two thirds (66.67%) of the equity of the subsidiary, resulting in dilution of DigiPath, Inc.’s. ownership to approximately one third (33.33%). The fair value of the warrants resulted in a non-controlling interest of $343,533, which was recorded as a reduction to total stockholder’s equity on the Company’s balance sheet. No continued allocation of the non-controlling interest in the equity of the subsidiary had been recognized through September 30, 2015, as the warrants hadn’t been exercised and DigiPath, Inc. was still in control of 100% of the interests of the subsidiary.

(5)On October 1, 2015, subsequent to the periods presented in these financial statements, we divested two-thirds of this entity through the exercise of warrants and sale of new issuances. We now own a minority interest of 33.34%. The historical income and loss of the deconsolidated entity have been retroactively presented as a discontinued business component in the financial statements herein.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company and subsidiaries will be collectively referred to herein as the “Company”, “DigiPath” or “DIGP”. The Company's headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Use of Estimates

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short term nature of the instruments.

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2015 and 2014.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $85,008 and $3,514,125 in excess of FDIC insured limits at September 30, 2015 and 2014, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $36,715 and $-0- as of September 30, 2015 and 2014, respectively.

Inventory

Inventory is valued at the lower of cost or market. Cost is determined on a first-in, first-out method. Inventory consists of digital slide scanners and slide scanner parts.

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	2-3 years
Office equipment	5 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	6 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which have extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized impairment losses on the disposal of fixed assets of $8,303 and $-0- during the years ended September 30, 2015 and 2014, respectively.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company recognized an impairment loss on the carrying value of development costs of $28,336 and $1,003,416 for the years ended September 30, 2015 and 2014, respectively. Management believes these developed products will continue to be utilized by the Company to generate revenues; however, since the Company does not have historical operating experience, these amounts were written off. In addition, the Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $300,000 and $-0- for the years ended September 30, 2015 and 2014, respectively. Our investment in TissueBLOX provided for the refund of our investment if the Licensor was unable to produce a tangible, fully operational production TBlox machine to Licensee by the 31st day of December 2015, however, the Licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015.

Marketable Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts. We require payment prior to the delivery of results, as such, revenues are typically recognized upon the delivery of results upon completion of the tests.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $145,293 and $103,219 for the years ended September 30, 2015 and 2014, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

Recent Accounting Pronouncements

In September, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805) (“ASU 2015-16”). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($7,847,418), and as of September 30, 2015, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Discontinued Business Component

The digital pathology business operating under the subsidiary DigiPath Corp. has been accounted for as a discontinued business component. The results of operations of this business have been removed from the results of continuing operations for all periods presented within our statements of operations.

In October of 2015, DigiPath, Inc., divested approximately two-thirds of its ownership of DigiPath Corp. to warrant holders of DigiPath Corp. through the sale of common stock and the exercise of warrants, including warrants held by Steven D. Barbee, our former Director. Subsequent to the year ended September 30, 2015, our interest in DigiPath Corp. will be accounted for pursuant to the equity method of accounting due to our lack of control and reduced ownership percentage of approximately 33.3%. DigiPath Corp. continues to operate. However the change in accounting method for DigiPath, Inc. necessitates the deconsolidation of DigiPath Corp. be retrospectively presented as a discontinued business component.

The operating results of the Digital Pathology business, which have been extracted and presented as “Loss from operations of discontinued business component” within the statements of operations, are summarized below:

	For the Years Ended
	September 30,
	2015	2014
Revenues	$395,718	$430,929
Cost of sales	360,652	268,257
Gross profit	35,066	162,672
Expenses:
General and administrative	433,569	647,131
Research and development	220,432	-
Total operating expenses	654,001	647,131
Net operating loss, net of tax	(618,935)	(484,459)
Other income	363	-
Net loss, net of tax	$(618,572)	$(484,459)

Note 4 – Related Party Transactions

Options Issued to CFO for Services

On June 19, 2015, the Company granted 100,000 common stock options as compensation for services to our new Chief Financial Officer. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The options are being expensed over the vesting period. The Company recognized $8,186 of stock based compensation expense during the year ended September 30, 2015.

Stock Issued for Debt with Eric Stoppenhagen

On April 9, 2014, pursuant to a series A convertible preferred stock purchase agreement (the “Series A SPA”), Mr. Stoppenhagen, who was then an affiliate of the Company, purchased 71,864 shares of the Issuer’s Series A Preferred Stock by way of a note payable for expenses converted on January 15, 2014 and 27,788 shares of the Issuer’s Series A Preferred Stock by way of a note payable for accounts payable converted on January 15, 2014 for an aggregate of 99,652 shares of the Issuer’s Series A Preferred Stock held by Mr. Stoppenhagen as a trustee of the Eric Paul Stoppenhagen Trust, dated September 30, 2013.

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

Note 5 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2015 and 2014, respectively:

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$481,095	$-	$-
Available-for-sale securities	14,000	-	-
Total assets	495,095	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$495,095	$-	$-

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$5,102,620	$-	$-
Intellectual properties	-	-	28,336
Total assets	5,102,620	-	28,336
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$5,102,620	$-	$28,336

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2015 or 2014.

We recognized total impairment losses of $328,336 and $1,003,416 on our intellectual properties during the years ended September 30, 2015 and 2014, respectively.

Note 6 – Accounts Receivable

Accounts receivable was $6,146 and $123,045 at September 30, 2015 and 2014, respectively, net of allowance for uncollectible accounts of $36,715 and $-0- at September 30, 2015 and 2014, respectively.

Note 7 – Inventory

Inventory was $192,561 and $285,255 at September 30, 2015 and 2014, respectively. There is no allowance for inventory obsolescence. A total of $73,179 and $51,553 was written off due to obsolescence and included in the loss from operations of discontinued business component within the consolidated statements of operations during the years ended September 30, 2015 and 2014, respectively.

Note 8 – Fixed Assets

Fixed assets consist of the following at September 30, 2015 and 2014:

	For the Years Ended
	September 30,
	2015	2014
Software	$131,636	$10,019
Office equipment	35,467	-
Furniture and fixtures	14,607	13,359
Lab equipment	835,006	35,420
Leasehold improvements	487,066	13,589
	1,503,782	72,387
Less: accumulated depreciation	(130,091)	(51,652)
Total	$1,373,691	$20,735

During the year ended September 30, 2015, we realized a loss on the disposal of leasehold improvements in the amount of $8,303 when we terminated a lease whereby we had capitalized improvements with a historical cost basis of $13,586 and a net carrying value of $8,303 upon disposal.

Depreciation and amortization expense totaled $83,725 and $4,586 for the years ended September 30, 2015 and 2014, respectively.

Note 9 – Available-for-Sale Securities

Available-for-sale securities consist of the following at September 30, 2015:

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(36,000)	$14,000

Total available-for-sale securities	$50,000	-	$(36,000)	$14,000

Common stock consisted of a purchase of 400,000 shares of common stock acquired in March of 2015, in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation.

The Company had no investments in securities during the year ended September 30, 2014.

Note 10 – Intangible Assets

For the years ended September 30, 2015 and 2014, the Company determined that the carrying value of its intangible assets were impaired. As a result, we recognized losses on impairment of $328,336 and $1,003,416 during the years ended September 30, 2015 and 2014, respectively.

The Company recognized an impairment loss on the carrying value of development costs of $28,336 and $1,003,416 for the years ended September 30, 2015 and 2014, respectively. Management believes these developed products will continue to be utilized by the Company to generate revenues; however, since the Company does not have historical operating experience, these amounts were written off. In addition, the Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $300,000 and $-0- for the years ended September 30, 2015 and 2014, respectively. Our investment in TissueBLOX provided for the refund of our investment if the Licensor was unable to produce a tangible, fully operational production TBlox machine to Licensee by the 31st day of December 2015, however, the Licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015.

Note 11 – Deferred Revenues

Deferred revenues consist of the following at September 30, 2015 and 2014, respectively.

	For the Years Ended
	September 30,
	2015	2014
Unearned advertising revenue	$4,167	$-
Unearned software support	68,954	39,133
Total	$73,121	$39,133

Note 12 – Stockholders’ Equity

Reverse Stock Split

On May 27, 2015, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”). No fractional shares were issued, and no cash or other consideration was paid in connection with the Reverse Stock Split. Instead, the Company issued one whole share of the post-Reverse Stock Split common stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. The Company was authorized to issue 900,000,000 shares of common stock prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the Company’s authorized shares decreased ratably to 90,000,000 shares of common stock. The Reverse Stock Split did not have any effect on the stated par value of the common stock, or the Company’s authorized preferred stock. Unless otherwise stated, all share and per share information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the Reverse Stock Split.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). As of September 30, 2015, there are 4,351,442 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred.

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

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 4,351,442 shares of Series A Preferred outstanding at September 30, 2015 are convertible into 21,757,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2015

For the year ended September 30, 2015, a total of 1,498,558 shares of Series A Preferred were converted into 7,721,685 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Conversions for the Year Ended September 30, 2014

For the year ended September 30, 2014, a total of 150,000 shares of Series A Preferred were converted into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 13,762,705 shares were issued and outstanding as of September 30, 2015.

Additional Common Stock Issuances for the Year Ended September 30, 2015

On August 10, 2015, the Company issued 25,000 shares of restricted common stock for professional services provided. The total fair value of the common stock was $5,887 based on the closing price of the Company’s common stock on the date of grant.

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

During the quarter ended December 31, 2014, the Company issued 2,881 shares associated with the exercise of options with an exercise price of $3.30 per share and received $9,506 in cash. During the same period, the Company approved the issuance of 160,000 shares of the Company’s common stock and recognized $114,083 of compensation expense associated with the issuance and vesting of these shares, and additional compensation expense of $68,333 for the vesting of prior period awards.

Common Stock Issuances for the Year Ended September 30, 2014

From July 1, 2011 to September 30, 2014, the Company issued 20,965 shares of its common stock for services received by an unrelated party.

On May 14, 2014, the Company completed a private placement offering to certain accredited investors pursuant to which the Company sold an aggregate of 4,420,000 shares of the Company’s common stock resulting in gross proceeds of $2,210,000 to the Company.

For the year ended September 30, 2014, the Company approved the issuance of 1,500,000 shares of the Company’s common stock. The Company recorded a stock compensation expense of $67,500 associated with these issuances for the vesting portion and $25,000 as issuance to the service providers.

During the quarter ended June 30, 2014, the Company issued 1,000 shares associated with the exercise of 1,000 options at $3.30 and received $3,300 cash.

During the year ended September 30, 2014, the Company approved the issuance of 105,500 shares of the Company’s common stock. The Company recorded a stock compensation expense of $92,788 associated with these issuances for the vesting portion plus a compensation expense of $101,188 for the vesting of prior period awards.

Note 13 – Common Stock Options

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

Common Stock Option Issuances for the Year Ended September 30, 2015

On June 19, 2015, the Company granted 100,000 common stock options as compensation for services to our new Chief Financial Officer. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The options are being expensed over the vesting period. The Company recognized $8,186 of stock based compensation expense during the year ended September 30, 2015.

On June 1, 2015, the Company granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Scientist. The options vest ratably in quarterly increments over two (2) years beginning September 1, 2015. The options are exercisable until June 1, 2025 at an exercise price of $0.40 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.3978, was $79,552. The options are being expensed over the vesting period. The Company recognized $4,972 of stock based compensation expense on this option during the year ended September 30, 2015.

During the quarter ended March 31, 2015, the Company did not issue any stock or option awards and recognized compensation expense associated with the vesting of option and stock awards issued in prior periods in the amount of $23,063.

During the quarter ended December 31, 2014, the Company cancelled 1,219,589 non-plan options and issued 1,110,000 plan options and 500,000 warrants with exercise prices ranging from $0.40 to $0.85 per share, vesting immediately. The Company recorded the replacement of the stock options award as a modification of the terms of the cancelled awards, with the total compensation cost measured at the date of cancellation and replacement as being the sum of the portion of the grant-date fair value of the original award for which the requisite compensation expense had already been recognized at that date plus the incremental cost resulting from the cancellation and replacement. The Company recorded a net total of $845,540 stock option compensation expense related to these issuances and cancellations.

Common Stock Options Exercised for the Year Ended September 30, 2015

On October 20, 2014, the Company issued 2,881 shares associated with the exercise of options with an exercise price of $3.30 per share and received $9,506 in cash.

Common Stock Options Exercised for the Year Ended September 30, 2015

On December 31, 2014, the Company cancelled 300,000 unvested common stock options exercisable over a three year period from the original grant date of April 15, 2014 with an exercise price of $0.20 per share.

On December 31, 2014, the Company cancelled 100,000 unvested common stock options exercisable over a three year period from the original grant date of June 1, 2014 with an exercise price of $0.50 per share.

The following is a summary of information about the stock options outstanding at September 30, 2015.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.33 – $3.30	1,413,881	3.82 years	$0.43	1,163,881	$0.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2015	2014

Average risk-free interest rates	1.62%	0.81%
Average expected life (in years)	4.49	3.00
Volatility	254%	104%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2015 and September 30, 2014, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended September 30, 2015 and 2014 was approximately $0.42 and $0.21 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2013	6,232	$3.30
Options expired	-	-
Options cancelled	-	-
Options granted	401,530	0.30
Options exercised	(1,000)	(3.30)

Balance, September 30, 2014	406,762	0.30
Options expired	(402,881)	(0.30)
Options cancelled	-	-
Options granted	1,410,000	0.43
Options exercised	-	-

Balance, September 30, 2015	1,413,881	$0.43

Exercisable, September 30, 2015	1,163,881	$0.45

The Company expensed $663,626 and $49,325 from the amortization of common stock options during the years ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, these options in the aggregate had no intrinsic value as the per share market price of $0.20 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.43.

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

Note 14 – Common Stock Warrants

Common Stock Warrants

On December 31, 2014, the Company issued fully vested warrants to purchase 200,000 shares of common stock at an exercise price of $0.30 per share over three years to a service provider following the return for cancellation of prior stock grants and options totaling 200,000 shares.

On December 30, 2014, the Company issued fully vested warrants to purchase 300,000 shares of common stock at an exercise price of $0.40 per share over three years to a former employee following the return for cancellation of prior stock grants and options totaling 300,000 shares.

The following is a summary of information about the Common Stock Warrants outstanding at September 30, 2015.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.30 – $0.40	500,000	2.25 years	$0.36	500,000	$0.36

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2015	2014

Average risk-free interest rates	1.64%	-%
Average expected life (in years)	3.00	-
Volatility	257%	-%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2015 was approximately $0.36 per warrant.

The following is a summary of activity of outstanding common stock warrants:

Weighted
Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2013	-	$-
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	-	-
Warrants exercised	-	-

Balance, September 30, 2014	-	-
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	500,000	0.36
Warrants exercised	-	-

Balance, September 30, 2015	500,000	$0.36

Exercisable, September 30, 2015	500,000	$0.36

Subsidiary Warrants

On April 19, 2014, DigiPath Corp., a subsidiary of DigiPath, Inc. which is dedicated to digital microscopy, granted five-year common stock Purchase Warrants to Steven Barbee and Eric Stoppenhagen (the “Consultants”) to purchase an aggregate of 6,000,000 shares of common stock of DigiPath Corp. at an exercise price of $0.10 per share over a five (5) year period from the date of grant. The Company recorded a total of $343,533 of expense associated with the issuance of these warrants and recorded a non-controlling interest as a reduction to total stockholder’s equity on the Company’s balance sheet because the warrants were issued by the Company’s subsidiary. No continued allocation of the non-controlling interest in the equity of the subsidiary has been recognized, as the warrants hadn’t been exercised and DigiPath, Inc. was still in control of 100% of the interests of the subsidiary as of September 30, 2015.

The Company recorded a total of total of $343,533 expense associated with warrants and recorded as a non-controlling interest because the warrants are issued by the subsidiary.

As a result of the Company’s divestiture of DigiPath Corp. as described in Note 18, these warrants are no longer outstanding.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments, including common area maintenance fees, under non-cancelable operating leases are as follows:

2016	$24,028
2017	196,673
2018	204,540
2019	212,722
2020	388,015
Total	$1,025,978

In addition to this commitment, the Company pays monthly rent in the aggregate amount of $2,616 for potential lab space, which is rented on a month-to-month basis.

Rent expense was $228,616 and $63,974 for the years ended September 30, 2015 and 2014, respectively.

Note 16 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2015 and 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2015, the Company had approximately $6,652,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015	2014
Federal statutory income tax rate	35.00%	34.00%
State income taxes	3.95%	6.90%
Change in valuation allowance	(38.95)%	(40.90)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$2,328,375	$1,433,582

Net deferred tax assets before valuation allowance	$2,328,375	$1,433,582
Less: Valuation allowance	(2,328,375)	(1,433,582)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2015 and 2014, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Segment Operating Results

Our business is comprised of two general divisions: cannabis related and digital pathology (microscopy) sales and services. The following table shows operating results for these two divisions for the years ended September 30, 2015 and 2014. The microscopy segment has been extracted and presented as “Loss from operations of discontinued business component” within the statements of operations pursuant to a subsequent divestiture.

	For the years ended September 30,
	2015		2014
	Cannabis	Microscopy	Cannabis	Microscopy
Revenues	$16,084	$395,718	$-	$485,870
Cost of sales	85,551	360,652	-	297,529
Gross profit (loss)	(69,467)	35,066	-	188,341
Operating expenses	(3,371,070)	(654,001)	(2,323,899)	(685,008)
Loss from operations	(3,440,537)	(618,935)	(2,323,899)	(496,667)
Other income (expense)	(273,220)	363	-	(11,636)
Net loss	$(3,713,757)	$(618,572)	$(2,323,899)	$(508,303)

The following table shows net assets for these two divisions, along with the corporate holding company, as of September 30, 2015 and 2014.

	September 30, 2015			September 30, 2014
	Corporate	Cannabis	Microscopy	Corporate	Cannabis	Microscopy
Net assets	$362,513	$1,470,902	$182,299	$3,907,777	$1,017,680	$561,442

Note 18 – Subsequent Events

Appointment of Chairman of Board of Directors

On October 7, 2015, we appointed Joseph Bianco to chair our Board of Directors.

On November 23, 2015, we entered into an agreement with our Chairman of the Board for an initial term of 15 months, commencing retroactively from October 1, 2015 and ending on December 31, 2016, in which Mr. Bianco will be entitled to a monthly fee of $4,000, of which $2,000 shall be deferred until the Company’s operations become cash flow positive. Also, commencing on January 1, 2016, if no notice of cancellation has been issued prior thereto, Mr. Bianco shall be awarded 500,000 shares of common stock for each calendar year of service, subject to a ratable “claw back” provision. As of the date of this filing, the shares have not yet been issued.

Preferred Stock Conversions

On October 29, 2015, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 8, 2015, a shareholder converted 120,000 shares of Series A Preferred into 600,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Cancellation

On October 1, 2015, a shareholder cancelled 60,000 shares of Series A Preferred as part of the divestiture of DigiPath Corp., as more fully explained below.

Common Stock Sales

On December 21, 2015, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On November 23, 2015, the Company sold 100,000 units, consisting of 100,000 shares of its common stock and an equal number of warrants, exercisable at $0.40 per share over a thirty six month period, in exchange for total proceeds of $20,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Options Issued for Services

On November 20, 2015, the Company granted 500,000 fully vested common stock options as compensation for services to a consultant. The options are exercisable over a three year period at an exercise price of $0.181 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.1734, was $86,708.

Divestiture of Wholly-Owned Subsidiary, DigiPath Corp.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,000 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

25

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Todd Denkin	52	Director, CEO, President
Todd A. Peterson	46	CFO, Secretary
Joseph Bianco	65	Chairman of the Board

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Todd Denkin has over seven years in the “legal” marijuana industry. Mr. Denkin joined us as the President of The National Marijuana News Corp. in August 2014 and currently serves as our President and Chief Executive Officer. Prior to joining DigiPath, Mr. Denkin served as co-founder and president of both 10 Mile and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013. From 2009 until 2011, Mr. Denkin was a founder and director of GrowLife, Inc. Prior to joining GrowLife, Inc., Mr. Denkin was the head of the direct sales and marketing teams from 2002 through 2008 with Digital FX International, and helped build a sales organization of over 60,000 representatives. He is a 30-year veteran of the TV and film industry, working at top companies like Dick Clark Productions, Barris/Guber/Peters, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He also directed and produced “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics. We believe that Mr. Denkin’s industry experience qualifies him to serve as our director.

Todd Peterson, CPA, has been the chief financial officer of Digipath since June 19, 2015. Mr. Peterson had previously been the president of KSNE2 Enterprises, LLC, an accounting and consulting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, since August 2008. From February 2007 to August 2008, he was the senior accounting manager of Accuity Financial, an accounting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, Mr. Peterson was the audit manager of DeJoya Griffith and Company a PCAOB registered audit firm located in Las Vegas, Nevada providing audit and accounting services primarily to publicly traded microcap companies from November 2004 to February 2007, he was the audit manager of Ocel, Heimer & Associates, Ltd., a regional audit firm located in Minneapolis, Minnesota from 1999 to 2004. Upon graduating from the University of St. Thomas with a Bachelor of Arts degree in accounting in 1997, Mr. Peterson worked as a staff accountant during 1998 for R.W. Ramsay & Associates, Ltd.

Joseph Bianco, was appointed to our Board of Directors in October 2015 and serves as its Chairman. Mr. Bianco has been the Chief Executive Officer of Whyte Lyon & Company, Inc. since 1984. Mr. Bianco also currently serves as Chairman and CEO of Oak Tree Education. He is also a Director and Chairman of SkinScience Labs, Inc. and of XTOL. He is also Chairman of Evergreen Review, Inc., a not-for-profit revival of a literary magazine prominent in the 1960’s and 1970’s, a not for profit literary magazine. Mr. Bianco graduated from Yale Law School where he was an editor of the Law Journal. He began teaching law, joining the faculty of Cardozo law school where he became Associate Dean. He authored two books, “The Law of Corporations” (Foundation Press, University Casebook Series), with Yale Prof. Jan Deutsch, and “The Law of Unmarried Couples” (Dell), as well as several scholarly articles. During this period he also consulted to numerous corporations and investment banks, principally on tax matters. We believe that Mr. Bianco’s experience qualifies him to serve as our director.

Family Relationships

None.

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

Director Nominations

As of September 30, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2015 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2015 and September 30, 2014 to our Chief Executive Officer and our Chief Financial Officer, who are our only executive officers.

Summary Compensation Table
						Non-Equity	Non-Qualified
				Option		Incentive	Deferred
Name and	Fiscal			Awards		Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	(5)		Compensation	Earnings	Compensation	Total

Todd Denkin,(1) Chief Executive Officer	2015	$207,077	$-	$238,734	(3)	$-	$-	$-	$445,811
	2014	$74,533	$-	$80,000	(3)	$-	$-	$-	$154,533

Todd A. Peterson,(2) Chief Financial Officer	2015	$31,385	$-	$8,186	(4)	$-	$-	$-	$39,571
	2014	$-	$-	$-		$-	$-	$-	$-

(1) Todd Denkin served as our interim President from April 9, 2014 to May 30, 2014. He was also appointed to serve on our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He was appointed to serve as our President and Chief Executive Officer on October 3, 2014.

(2) Todd A. Peterson was appointed to serve as our Chief Financial Officer, Secretary and Treasurer on June 19, 2015.

(3) Consists of 100,000 fully vested common stock options exercisable at $0.85 per share over 36 months issued as compensation for services on November 7, 2014. The Company recognized $82,826 of stock based compensation expense during the year ended September 30, 2015, and 400,000 fully vested common stock options exercisable at $0.40 per share over 36 months issued as compensation for services on December 31, 2014. The Company recognized $155,908 of stock based compensation expense during the year ended September 30, 2015.

(4) Consists of 100,000 common stock options exercisable at $0.33 per share over 36 months issued as a signing bonus on June 19, 2015. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The Company recognized $8,186 of stock based compensation expense during the year ended September 30, 2015. As of September 30, 2015, 75,000 options remained unvested and a total of $24,558 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2016.

(5) See Note 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

On April 9, 2014, Todd Denkin entered into an at-will employment agreement with DigiPath, Inc. (the “Denkin Employment Agreement”) pursuant to which he serves as our CEO and President. The Denkin Employment Agreement provided for an initial annual salary of $156,000 for his services, which may be increased from time to time.

On June 19, 2015, Mr. Peterson was appointed to serve as Chief Executive Officer pursuant to an Employment Agreement for an initial term of three-months, which renews automatically for successive three-month periods unless either party provides written notice of non-renewal at least 10-days prior to the expiration of the then term. The Employment Agreement also has confidentiality and non-solicit provisions. Mr. Peterson received an initial salary of $7,500 per month and a $500 monthly stipend to cover health insurance costs, which may be increased from time to time. In addition, Mr. Peterson was issued an option to purchase 100,000 shares of common stock at an exercise price of $0.33 (the closing price of our common stock on the date of grant), vesting quarterly over the one-year period following the grant date.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at September 30, 2015.

Outstanding Option Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Todd Denkin, Chief Executive Officer	100,000	(1)	-0-	(1)	$0.85	December 31, 2017
	400,000	(2)	-0-	(2)	$0.40	November 7, 2017

Todd Peterson, Chief Financial Officer	100,000	(3)	75,000	(3)	$0.33	June 19, 2018

(1) Options granted on December 31, 2014, fully vested.

(2) Options granted on November 7, 2014, fully vested.

(3) Options granted on June 19, 2015, vest in four equal annual installments, commencing three months from the date of grant, and continuing on the next three anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2015.

Director Compensation

During our fiscal year ended September 30, 2015, we did not provide compensation to any of our directors for serving as our director. On November 23, 2015, we entered into an agreement with our Chairman of the Board for an initial term of 15 months, commencing retroactively from October 1, 2015 and ending on December 31, 2016, in which Mr. Bianco will be entitled to a monthly fee of $4,000, of which $2,000 shall be deferred until the Company’s operations become cash flow positive. Also, commencing on January 1, 2016, if no notice of cancellation has been issued prior thereto, Mr. Bianco shall be awarded 500,000 shares of common stock for each calendar year of service, subject to a ratable “claw back” provision. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o DigiPath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)	Total Voting Power(7)
Officers and Directors:
Todd Denkin, CEO and Director(4)	500,000	3.2%	-	-	*
Todd A. Peterson, CFO(5)	50,000	0.3%	-	-	*
Joseph Bianco, Chairman	-	-	-	-	-
Directors and Officers as a Group (3 persons)	550,000	3.5%	-	-	*
5% Holders:
Raw Alternative LLC (6)	2,000,000	13.2%	400,000	-	12.7%

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 15,129,372 shares of Common Stock outstanding as of December 31, 2015. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 31, 2015, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership of preferred stock is based upon 4,071,442 shares of Series A Preferred Stock outstanding as of December 31, 2015.

(4) Includes stock options to purchase 400,000 shares of Common Stock exercisable at $0.85 and stock options to purchase 100,000 shares of Common Stock exercisable at $0.40 within 60 days of December 31, 2015.

(5) Includes stock options to purchase 100,000 shares of Common Stock exercisable at $0.33, of which 50,000 shares are vested within 60 days of December 31, 2015.

(6) Based solely on a Schedule 13D filed with the SEC by RAW Alternative, LLC (“RAW”) on January 29, 2015 and the shareholder reports from the Company’s transfer agent. Robert Philpott is the Chief Financial Officer of RAW and has voting and dispositive power of the shares of common stock held by RAW.

(7) Series A Preferred Stock carries preferential voting equal to the number of shares of common stock into which such Series A Preferred may then be converted, currently 5:1, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, which carried 6,502,192 votes as of December 31, 2015.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Divestiture of Wholly-Owned Subsidiary, DigiPath Corp.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,000 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred Stock of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

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

Director Independence

Our board of directors currently consists of Joseph Bianco and Todd Denkin, our Chief Executive Officer and President. Our common stock is currently quoted on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. Our Board of Directors has determined that Mr. Bianco is “independent” in accordance with the NASDAQ Global Market’s Requirements since his appointment on October 7, 2015 and as of January 13, 2016. Mr. Denkin serves as our Chief Executive Officer and would not qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system, thus we do not have a majority of our board comprised of “independent directors”.

ITEM 14. Principal AccountING Fees And Services

Anton & Chia, LLP (“A&C”) serves as our principal independent registered public accounting firm for the years ended September 30, 2015 and 2014. All audit work was performed by the full time employees of A&C. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by A&C. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2015	2014
Audit fees(1)	$38,500	$28,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$38,500	$28,000

(1) Audit fees were principally for audit services and work performed in the preparation and review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on May 26, 2015)
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on March 9, 2012)
10.2	Employment Agreement, dated as of April 9, 2014, between DigiPath, Inc. and Todd Denkin (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
10.3	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between DigiPath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 23, 2015)
10.4	Omnibus Agreement and Amendment, dated as of October 1, 2015, among DigiPath, Inc., DigiPath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on October 7, 2015)
21.1	Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President and Chief Executive Officer

Dated:	January 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	Chief Executive Officer, President and Director	January 13, 2016
Todd Denkin	(Principal Executive Officer)
January 13, 2016
/s/ Todd A. Peterson	Chief Financial Officer and Secretary
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Bianco	Director	January 13, 2016
Joseph Bianco

