Form 10-Q
period 2015-12-31
DigiPath,Inc.
filed 2016-02-19
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

The number of shares of registrant’s common stock outstanding as of February 16, 2016 was 15,571,039.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets

Current assets:
Cash	$63,733	$481,095
Accounts receivable, net	20,804	6,146
Inventory	-	192,561
Prepaid expenses	24,137	60,447
Deposits	39,175	44,949
Total current assets	147,849	785,198

Available-for-sale securities	10,600	14,000
Investment in DigiPath Corp.	54,431	-
Fixed assets, net	1,318,947	1,373,691

Total Assets	$1,531,827	$2,172,889

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$34,493	$62,383
Accrued expenses	11,245	21,671
Deferred revenues	2,328	73,121
Total current liabilities	48,066	157,175

Total Liabilities	48,066	157,175

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 4,071,442 and 4,351,442 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	4,071	4,351
Common stock, $0.001 par value, 90,000,000 shares authorized; 15,129,372 and 13,762,705 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	15,129	13,763
Additional paid-in capital	9,969,334	10,224,551
Accumulated other comprehensive loss	(39,400)	(36,000)
Accumulated (deficit)	(8,465,373)	(7,847,418)
	1,483,761	2,359,247
Noncontrolling interest	-	(343,533)
Total Stockholders’ Equity	1,483,761	2,015,714

Total Liabilities and Stockholders’ Equity	$1,531,827	$2,172,889

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014

Revenues	$102,136	$173,758
Cost of sales	69,992	119,868
Gross profit	32,144	53,890

Operating expenses:
General and administrative	265,640	677,418
Professional fees	242,884	1,071,017
Bad debts expense	289,771	1,606
Depreciation and amortization	61,092	2,610
Total operating expenses	859,387	1,752,651

Net operating loss	(827,243)	(1,698,761)

Other income (expense):
Other income	18,000	-
Interest income	2,500	75
Interest expense	-	(916)
Gain on early extinguishment of debt	12,133	-
Equity in losses of unconsolidated entity	(938,251)	-
Total other income (expense)	(905,618)	(841)

Net loss	$(1,732,861)	$(1,699,602)

Weighted average number of common shares outstanding - basic and fully diluted	14,712,343	5,260,832

Net loss per share - basic and fully diluted	$(0.12)	$(0.30)

Net loss	$(1,732,861)	$(1,699,602)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	(3,400)	-

Comprehensive loss	$(1,736,261)	$(1,699,602)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,732,861)	$(1,699,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	289,771	-
Depreciation and amortization expense	61,092	2,610
Impairment of development costs	-	28,336
Stock issued for services	-	845,540
Options and warrants granted for services	109,810	-
Gain on early extinguishment of debt	(12,133)	-
Equity in losses of unconsolidated entity	938,251	-
Decrease (increase) in assets:
Accounts receivable	(41,304)	(4,276)
Inventory	-	79,863
Prepaid expenses	(870)	30,098
Increase (decrease) in liabilities:
Accounts payable	5,493	10,895
Accrued expenses	(10,426)	-
Deferred revenues	(1,839)	18,650
Net cash used in operating activities	(395,016)	(687,886)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	(57,876)	-
Purchase of fixed assets	(9,470)	(763,924)
Net cash used in investing activities	(67,346)	(763,924)

Cash flows from financing activities
Proceeds from exercised options	-	9,506
Proceeds from sale of common stock	45,000	-
Net cash provided by financing activities	45,000	9,506

Net decrease in cash	(417,362)	(1,442,304)
Cash - beginning	481,095	5,102,620
Cash - ending	$63,733	$3,660,316

Supplemental disclosures:
Interest paid	$-	$916
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$280,000	$-

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

Organization

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units are described below.

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational when we opened our lab. As a result, we had minimal revenues for the first four months of operations and our customers have subsequently been steadily opening their businesses.

●	TNM News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity on October 1, 2015, and now own a minority interest of 33.34%.

Stock Split

All share and per share amounts herein have been given retroactive effect to the 1-for-10 reverse stock split of the Company’s common stock effected May 27, 2015 (See Note 10).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2015:

State of
Name of Entity(1)	Incorporation	Relationship
DigiPath, Inc.(2)	Nevada	Parent
DigiPath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1)All entities are in the form of a corporation.

(2)Holding company, which owns each of the wholly-owned subsidiaries. As of September 30, 2015, all subsidiaries were wholly-owned by the holding company.

(3)Entity formed for prospective purposes, but has not incurred any income or expenses to date.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company and subsidiaries will be collectively referred to herein as the “Company”, “DigiPath” or “DIGP”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in DigiPath Corp.” in the Company’s Consolidated Balance Sheets.

U.S. GAAP considers a change in reporting entity to include “changing specific subsidiaries that make up the group of entities for which consolidated financial statements are presented.” Circumstances may arise where a parent’s controlling financial interest (e.g., generally an ownership interest in excess of 50 percent of the outstanding voting stock) is reduced to a noncontrolling investment that still enables it to exercise significant influence over the operating and financial policies of the investee. A change that results from changed facts and circumstances (such as a partial sale of a subsidiary), where there was only one acceptable method of accounting prior to the change in circumstances (consolidation) and only one acceptable method of accounting after the change (equity method accounting), is not a change in reporting entity and is not be accounted for retrospectively. Accordingly, a change from a controlling interest to a noncontrolling investment accounted for under the equity method is accounted for prospectively from the date of change in control. When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. In addition, the Company had debt instruments that required fair value measurement on a recurring basis.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts. We typically require payment prior to the delivery of results. As such, revenues are recognized upon the delivery of results, which coincide with the completion of the tests.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees as compensation in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and equity-based payments as compensation to non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt ASU 2015-02 on October 1, 2016, and it is not expected to have a material impact on the Company's consolidated financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 as of October 1, 2015. The adoption did not have a material impact on the Company's consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360:)Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (collectively “ASU 2014-08”). ASU 2014-08 changes the reporting requirements for reporting discontinued operations in Subtopic 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

1. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

2. The component of an entity or group of components of an entity is disposed of by sale.

3. The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 for the fiscal year ended September 30, 2015.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($8,465,373), and as of December 31, 2015, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3 – Investment, Equity Method

On October 1, 2015, as more fully described in Note 4 below, we divested two-thirds of DigiPath Corp. when warrant holders in DigiPath Corp. acquired one-third interest through the exercise of warrants held by Steven D. Barbee, our former Director, and the other warrant holder acquired another one-third interest through the sale of new issuances, commensurate with the cancellation of previously issued warrants. We now own a minority interest of approximately 33.34%. As a result, the comparative statement of operations for the three months ended December 31, 2014, which included the accounts of the digital pathology business segment, on a consolidated basis, has been restated to reflect adjustments of line items for revenue and costs applicable to the digital pathology business segment and to reflect the losses of this business on the equity basis of accounting. The original investment was adjusted to fair value on October 1, 2015, resulting in a carrying value of $106,675 and an “Equity in losses of unconsolidated entity” of $938,251 was recognized during the three months ended December 31, 2015, consisting of an impairment of $893,325 on the adjustment from the carrying value to the fair value and $44,926 of the Company’s pro-rata share of the quarterly loss.

The operating results of the Digital Pathology business, which have been extracted and presented as “Equity in losses of unconsolidated entity” within the statements of operations, are summarized below:

Condensed Statements of Operations Information:

	For the Three Months Ended December 31,
	2015	2014
Revenues	$12,458	$171,509
Cost of sales	10,674	119,868
Gross profit	1,784	51,641
Expenses:
General and administrative	41,842	194,146
Total operating expenses	41,842	194,146
Net operating loss	(40,058)	(142,505)
Other income (expense)	(4,868)	(550)
Net loss	$(44,926)	$(143,055)

Note 4 – Related Party Transactions

Divestiture of Wholly-Owned Subsidiary, DigiPath Corp.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,201 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 33.34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2015 and September 30, 2015, respectively:

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$63,733	$-	$-
Available-for-sale securities	10,600	-	-
Investment in DigiPath Corp.	-	-	54,431
Total assets	74,333	-	54,431
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$74,333	$-	$54,431

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$481,095	$-	$-
Available-for-sale securities	14,000	-	-
Total assets	495,095	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$495,095	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2015 or the year ended September 30, 2015.

We recognized total impairment losses of $893,325 on our ownership interest in DigiPath Corp. during the three months ended December 31, 2015, and impairment losses of $328,336 on our intellectual properties during the year ended September 30, 2015.

Note 6 – Accounts Receivable

Accounts receivable was $20,804 and $6,146 at December 31, 2015 and September 30, 2015, respectively, net of allowance for uncollectible accounts of $24,146 and $36,715 at December 31, 2015 and September 30, 2015, respectively.

Note 7 – Note Receivable

On December 17, 2014, DigiPath, Inc. made an unsecured $250,000 loan to DigiPath Corp., a wholly-owned subsidiary at the time, bearing interest at 6% and maturing on December 17, 2015. On October 1, 2015, we amended the note to extend the maturity date to September 30, 2016. Commensurate with the change in ownership of DigiPath Corp. from 100% to approximately 33.34%, we recognized an allowance for uncollectible accounts. The balance of the allowance for uncollectible accounts, including interest of $15,625, was $265,625 at December 31, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Available-for-Sale Securities

Available-for-sale securities consist of the following at December 31, 2015 and September 30, 2015:

For the Three Months Ended December 31, 2015
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(39,400)	$10,600

Total available-for-sale securities	$50,000	-	$(39,400)	$10,600

For the Year Ended September 30, 2015
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(36,000)	$14,000

Total available-for-sale securities	$50,000	-	$(36,000)	$14,000

Common stock consisted of a purchase of 400,000 shares of common stock acquired in March of 2015, in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation.

Note 9 – Fixed Assets

Fixed assets consist of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Software	$121,617	$131,636
Office equipment	35,467	35,467
Furniture and fixtures	1,248	14,607
Lab equipment	809,056	835,006
Leasehold improvements	487,066	487,066
	1,454,454	1,503,782
Less: accumulated depreciation	(135,507)	(130,091)
Total	$1,318,947	$1,373,691

During the three months ended December 31, 2015, we disposed of furniture and fixtures and software with a net book value of $3,122, consisting of a historical cost basis of $58,798 and accumulated depreciation and amortization of $55,676, pursuant to the deconsolidation of DigiPath Corp. No gain or loss was recognized on the disposal.

During the year ended September 30, 2015, we realized a loss on the disposal of leasehold improvements in the amount of $8,303 when we terminated a lease whereby we had capitalized improvements with a historical cost basis of $13,586 and a net carrying value of $8,303 upon disposal.

Depreciation and amortization expense totaled $61,092 and $2,610 for the three months ended December 31, 2015 and 2014, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Changes in Stockholders’ Equity

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

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. As of December 31, 2015, there were 4,071,442 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.02 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 4,071,442 shares of Series A Preferred outstanding at December 31, 2015 are convertible into 20,357,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Cancellation

On October 1, 2015, a shareholder cancelled 60,000 shares of Series A Preferred as part of the divestiture of DigiPath Corp.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 15,129,372 shares were issued and outstanding as of December 31, 2015.

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

Amortization of Stock Options

A total of $23,102 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the three months ended December 31, 2015.

Note 11 – Common Stock Options

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

Options Granted

On November 20, 2015, the Company granted 500,000 fully vested common stock options as compensation for services to a consultant. The options are exercisable over a three year period at an exercise price of $0.181 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.1734, was $86,708.

Options Expired

No options expired during the three months ended December 31, 2015.

Options Exercised

No options were exercised during the three months ended December 31, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Common Stock Warrants

Warrants Granted

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

Warrants Expired

No warrants expired during the three months ended December 31, 2015.

Warrants Exercised

No warrants were exercised during the three months ended December 31, 2015.

Note 13 – Other Income

Other income consists of rental income for office space subleased to GB Sciences, Inc. at a monthly fee of $6,000. The tenant is late on its monthly payments and we’ve recognized an allowance for doubtful accounts of $24,146 related to the unpaid lease payments at December 31, 2015. Other income was $18,000 and $-0- for the three months ended December 31, 2015 and 2014, respectively.

Note 14 – Gain on Debt Settlements

On October 1, 2015, as part of the divestiture of DigiPath Corp., a total of $18,201 of intercompany debt owed from DigiPath, Inc. to DigiPath Corp. was forgiven by DigiPath Corp. As a related party, one third of the debt was eliminated and the remaining $12,133 was recognized as a gain on early extinguishment of debt. The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on early extinguishment of debt: under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the three months ended December 31, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 15 – Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended December 31, 2015 and the year ended September 30, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2015, the Company had approximately $6,210,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and September 30, 2015, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Common Stock Sales

On February 17, 2016, the Company sold 83,333 units, consisting of 83,333 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $12,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 19, 2016, the Company sold 333,334 units, consisting of 333,334 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issued for Services

On February 1, 2016, a total of 300,000 shares of common stock were awarded amongst three consultants to assist with acquisition activities over for a three month period. As of the date of this filing, the shares have not yet been issued.

On January 1, 2016, the Company issued 25,000 shares of restricted common stock for investor relations services provided.

On January 1, 2016, Mr. Bianco was awarded 500,000 shares of common stock for each calendar year of service, subject to a ratable “claw back” provision. As of the date of this filing, the shares have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

DigiPath, Inc. was incorporated in Nevada on October 5, 2010. DigiPath, Inc. and its subsidiaries (“DigiPath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units are described below.

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational when we opened our lab. As a result, we had minimal revenues for the first four months of operations and our customers have subsequently been steadily opening their businesses.

●	TNM News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity on October 1, 2015, and now own a minority interest of 33.34%.

On October 7, 2015, we appointed Joseph Bianco to chair our Board of Directors. On November 23, 2015, we entered into an agreement with Mr. Bianco for an initial term of 15 months, commencing retroactively from October 1, 2015 and ending on December 31, 2016, in which Mr. Bianco will be entitled to a monthly fee of $4,000, of which $2,000 shall be deferred until the Company’s operations become cash flow positive. Also, commencing on January 1, 2016, if no notice of cancellation has been issued prior thereto, Mr. Bianco shall be awarded 500,000 shares of common stock for each calendar year of service, subject to a ratable “claw back” provision. As of the date of this filing, the shares have not yet been issued.

On October 1, 2015, DigiPath, Inc., entered into an Omnibus Agreement and Amendment (the “Agreement”) with DigiPath Corp., and our former Director, Steven D. Barbee. Pursuant to the Agreement, among other things:

●	The exercise price of the warrant held by Mr. Barbee to purchase 3,000,000 shares of common stock of DigiPath Corp. (the “Barbee Warrant”) was reduced from $0.10 per share to $0.0333333 per share, and Mr. Barbee subsequently exercised the warrant.

●	Mr. Barbee resigned as a director of the Company.

●	The Consulting, Confidentiality and Proprietary Rights Agreement, dated as of May 30, 2014, between the Company and Mr. Barbee, as amended, was terminated.

●	Indebtedness of approximately $18,201 owed by the Company to DigiPath Corp. was cancelled.

●	DigiPath Corp. was provided with the right to require the Company to change its name so as not to include the name “DigiPath” in the event of the sale of all or substantially all of the assets or capital stock of DigiPath Corp., or a merger of DigiPath Corp. following which the Company ceases to be a shareholder of DigiPath Corp., in each case, that occurs within 12 months following the date of the Agreement.

●	The Company, as a shareholder of DigiPath Corp, was provided with (i) rights of first-refusal and co-sale rights with respect to sales of common stock of DigiPath Corp by Barbee, and (ii) pre-emptive rights with respect to issuances of common stock by DigiPath Corp.

Concurrently with the execution of the Agreement, DigiPath Corp. agreed to issue 3,000,000 shares of its common stock to a third party for an aggregate purchase price of $100,000, and an affiliate of such party agreed to surrender 60,000 shares of Series A Preferred of the Company for cancellation, and terminate a previously held warrant to purchase 3,000,000 shares of common stock of DigiPath Corp. As a result of such issuance of shares of DigiPath Corp common stock, and after giving effect to the exercise of the Barbee Warrant, the Company continued to hold approximately 33.34% of the outstanding shares of common stock of DigiPath Corp. Following the execution of the Agreement, Mr. Barbee continued to serve as the President and sole director of DigiPath Corp.

Results of Operations for the Three Months Ended December 31, 2015 and 2014:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2015 and 2014. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity”.

	Three Months Ended December 31,		Increase /
	2015	2014	(Decrease)
Revenues	$102,136	$173,758	$(71,622)
Cost of sales	69,992	119,868	(49,876)
Gross profit	32,144	53,890	(21,746)

Operating expenses:
General and administrative	265,640	677,418	(411,778)
Professional fees	242,884	1,071,017	(828,133)
Bad debts expense	289,771	1,606	288,165
Depreciation and amortization	61,092	2,610	58,482
Total operating expenses:	859,387	1,752,651	(893,264)

Net operating loss	(827,243)	(1,698,761)	(871,518)

Total other income (expense)	(905,618)	(841)	904,777

Net loss	$(1,732,861)	$(1,699,602)	$33,259

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the three months ended December 31, 2015 were $102,136, compared to revenues of $173,758 during the three months ended December 31, 2014, a decrease of $71,622, or 41%. The revenue in the current period was due to the commencement of our testing lab operations in Nevada and the corresponding growth in our customer base as production and cultivation facilities established their operations, while the comparative period revenues were derived from our digital pathology business that has been divested and is now being presented prospectively on the equity method of accounting. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the three months ended December 31, 2015 were $69,992, compared to $119,868 during the three months ended December 31, 2014, a decrease of $49,876, or 42%. The cost of sales in the current period was primarily due to the costs of labor and supplies consumed in our testing operations that were not incurred prior to the opening of our lab in May of 2015, while the comparative period cost of sales were derived from our digital pathology business.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2015 were $265,640, compared to $677,418 during the three months ended December 31, 2014, a decrease of $411,778, or 61%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The decrease was primarily due to decreased marketing, officer compensation and office expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business. Officer compensation decreased by approximately $110,000, or 60%.

Professional Fees

Professional fees for the three months ended December 31, 2015 were $242,884, compared to $1,071,017 during the three months ended December 31, 2014, a decrease of $828,133, or 77%. Professional fees decreased primarily due to decreased stock based compensation. Stock based compensation was $109,810 during the three months ended December 31, 2015, compared to $845,540 during the three months ended December 31, 2014, a decrease of $735,730, or 87%.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2015 were $289,771, compared to $1,606 during the three months ended December 31, 2014, an increase of $288,165. Bad debts expense during the current period consisted of an allowance for bad debts of $265,625 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay, as well as an allowance for bad debts of $24,146 on past due rent receivables owed to us by our sublet tenant.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2015 were $61,092, compared to $2,610 during the three months ended December 31, 2014, an increase of $58,482, or 2,241%. Depreciation and amortization expense increased as we placed approximately $1,454,454 of property and equipment in service for our lab that were not in service during the comparative period.

Net Operating Loss

Net operating loss for the three months ended December 31, 2015 was $827,243, compared to $1,698,761 during the three months ended December 31, 2014, a decrease of $871,518, or 51%. Net operating loss decreased primarily due to the decreased officer and stock based compensation, as diminished by our increased non-cash bad debts and depreciation and amortization expense during the three months ended December 31, 2015, compared to the three months ended December 31, 2014.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended December 31, 2015 were $905,618, compared to $841 during the three months ended December 31, 2014, an increase of $904,777. Other expenses during the three months ended December 31, 2015 consisted of equity in losses of unconsolidated entity of $938,251, which consists of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $44,926 from our interest in the current period losses of the unconsolidated entity, as diminished by a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp. and $2,500 of interest income owed by DigiPath Corp., along with $18,000 of other income from sublet rent. Other expenses during the three months ended December 31, 2014 consisted of $916 of interest expense on insurance financing, as diminished by $75 of interest income owed by DigiPath Corp.

Net Loss

Net loss for the three months ended December 31, 2015 was $1,732,861, compared to $1,699,602 during the three months ended December 31, 2014, an increase of $33,259, or 2%.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three month periods ended December 31, 2015 and 2014:

	2015	2014
Operating Activities	$(395,016)	$(687,886)
Investing Activities	(67,346)	(763,924)
Financing Activities	45,000	9,506
Net decrease in Cash	$(417,362)	$(1,442,304)

Net Cash Used in Operating Activities

During the three months ended December 31, 2015, net cash used in operating activities was $395,016, compared to $687,886 for the same period ended December 31, 2014. The decrease in cash used for operating activities is primarily attributable to marketing, officer compensation and office expense cost savings we implemented as we aggressively cut costs in our cannabis testing lab operations to conserve resources until our lab revenues can sustain operations.

Net Cash Used in Investing Activities

During the three months ended December 31, 2015, net cash used in investing activities was $67,346, compared to $763,924 for the same period ended December 31, 2014. The decrease is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab made in the previous period that were not necessary in the current period, as diminished by $57,876 of cash held and retained by our subsidiary, DigiPath Corp., at the time of divestiture.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2015, net cash provided by financing activities was $45,000, compared to $9,506 for the same period ended December 31, 2014.

Ability to Continue as a Going Concern

As of December 31, 2015, our balance of cash on hand was $63,733. We currently do not have funds sufficient to fund our operations for the next twelve months and need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

The Company has incurred recurring losses from operations resulting in an accumulated deficit, and, as set forth above, the Company’s cash on hand is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional financing may result in substantial dilution to existing stockholders.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in DigiPath Corp.” in the Company’s Consolidated Balance Sheets.

U.S. GAAP considers a change in reporting entity to include “changing specific subsidiaries that make up the group of entities for which consolidated financial statements are presented.” Circumstances may arise where a parent’s controlling financial interest (e.g., generally an ownership interest in excess of 50 percent of the outstanding voting stock) is reduced to a noncontrolling investment that still enables it to exercise significant influence over the operating and financial policies of the investee. A change that results from changed facts and circumstances (such as a partial sale of a subsidiary), where there was only one acceptable method of accounting prior to the change in circumstances (consolidation) and only one acceptable method of accounting after the change (equity method accounting), is not a change in reporting entity and is not be accounted for retrospectively. Accordingly, a change from a controlling interest to a noncontrolling investment accounted for under the equity method is accounted for prospectively from the date of change in control. When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the three months ended December 31, 2015, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On December 21, 2015, the Company sold to a single accredited investor 166,667 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $25,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On November 23, 2015, the Company sold to a single accredited investor 100,000 units at a price of $0.20 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.40 per share. Proceeds to the Company from the sale of the Units in the offering were $20,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on May 26, 2015)
10.1	Omnibus Agreement and Amendment, dated as of October 1, 2015, among DigiPath, Inc., DigiPath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on October 7, 2015)
10.2*	Consulting Agreement, dated as of November 23, 2015, between DigiPath, Inc. and Alliance Advisory Partners, LLC whose beneficial owner is Joseph Bianco
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2016

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

