Form 10-Q
period 2016-03-31
DigiPath,Inc.
filed 2016-05-16
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

The number of shares of registrant’s common stock outstanding as of May 11, 2016 was 20,486,041.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets

Current assets:
Cash	$182,817	$481,095
Accounts receivable, net	16,634	6,146
Note receivable, net	-	-
Inventory	-	192,561
Prepaid expenses	32,150	60,447
Deposits	39,175	44,949
Total current assets	270,776	785,198

Available-for-sale securities	7,880	14,000
Investment in DigiPath, Corp.	-	-
Fixed assets, net	1,258,918	1,373,691

Total Assets	$1,537,574	$2,172,889

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$92,998	$62,383
Accrued expenses	23,121	21,671
Deferred revenues	-	73,121
Total current liabilities	116,119	157,175

Total Liabilities	116,119	157,175

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,971,442 and 4,351,442 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	3,971	4,351
Common stock, $0.001 par value, 90,000,000 shares authorized; 18,552,706 and 13,762,705 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	18,553	13,763
Additional paid-in capital	10,352,621	10,224,551
Accumulated other comprehensive loss	(42,120)	(36,000)
Accumulated deficit	(8,911,570)	(7,847,418)
	1,421,455	2,359,247
Noncontrolling interest	-	(343,533)
Total Stockholders’ Equity	1,421,455	2,015,714

Total Liabilities and Stockholders’ Equity	$1,537,574	$2,172,889

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$141,116	$136,452	$243,252	$310,210
Cost of sales	85,367	88,801	155,359	208,669
Gross profit	55,749	47,651	87,893	101,541

Operating expenses:
General and administrative	219,823	452,114	485,463	1,129,532
Professional fees	167,804	312,273	410,688	1,383,290
Bad debts expense	13,250	4,193	303,021	5,799
Depreciation and amortization	61,138	2,750	122,230	5,360
Total operating expenses	462,015	771,330	1,321,402	2,523,981

Operating loss	(406,266)	(723,679)	(1,233,509)	(2,422,440)

Other income (expense):
Other income	12,000	12,000	30,000	12,000
Interest income	2,500	125	5,000	200
Interest expense	-	-	-	(916)
Gain on early extinguishment of debt	-	-	12,133	-
Equity in losses of unconsolidated entity	(54,431)	-	(992,682)	-
Total other income (expense)	(39,931)	12,125	(945,549)	11,284

Net loss	$(446,197)	$(711,554)	$(2,179,058)	$(2,411,156)

Weighted average number of common shares outstanding - basic and fully diluted	16,650,142	89,692,569	15,675,948	80,303,887

Net loss per share - basic and fully diluted	$(0.03)	$(0.01)	$(0.14)	$(0.03)

Net loss attributable to DigiPath, Inc.	$(446,197)	$(711,554)	$(2,179,058)	$(2,411,156)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	(2,720)	42,000	(6,120)	42,000

Comprehensive loss	$(448,917)	$(669,554)	$(2,185,178)	$(2,369,156)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,179,058)	$(2,411,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	303,021	5,799
Depreciation and amortization expense	122,230	5,360
Impairment of development costs	-	28,336
Stock issued for services	55,980	868,603
Options and warrants granted for services	127,941	-
Gain on early extinguishment of debt	(12,133)	-
Equity in losses of unconsolidated entity	992,682	-
Decrease (increase) in assets:
Accounts receivable	(50,384)	(78,790)
Inventory	-	88,602
Prepaid expenses	(8,883)	(273,355)
Increase (decrease) in liabilities:
Accounts payable	63,998	(18,165)
Accrued expenses	1,450	-
Deferred revenues	(4,167)	84,098
Net cash used in operating activities	(587,323)	(1,700,668)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	(57,876)	-
Investment in available-for-sale securities	-	(50,000)
Purchase of fixed assets	(10,579)	(1,374,839)
Net cash used in investing activities	(68,455)	(1,424,839)

Cash flows from financing activities
Proceeds from exercised options	-	9,506
Proceeds from sale of common stock	357,500	-
Net cash provided by financing activities	357,500	9,506

Net decrease in cash	(298,278)	(3,116,001)
Cash - beginning	481,095	5,102,620
Cash - ending	$182,817	$1,986,619

Supplemental disclosures:
Interest paid	$-	$916
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$380,000	$699,500

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

●	DigiPath Labs, Inc. plans to set the industry standard for testing all forms of cannabis-based products using FDA-compliant laboratory equipment and processes to report product safety and efficacy. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states. Our customers were not fully operational when we opened our lab. As a result, we had minimal revenues for the first four months of operations and our customers have subsequently been steadily opening their businesses.

●	TNM News Corp. provides a balanced and unbiased approach to cannabis news with a news/talk radio show and national marijuana news website focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

●	DigiPath Corp. develops digital pathology systems to create, store, manage, analyze and correlate data collected through virtual microscopy for plant and cell based industries. We divested two-thirds of this entity on October 1, 2015, and now own a minority interest of approximately 33.34%.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2016:

State of
Name of Entity(1)	Incorporation	Relationship
DigiPath, Inc.(2)	Nevada	Parent
DigiPath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1)All entities are in the form of a corporation.

(2)Holding company, which owns each of the wholly-owned subsidiaries. As of March 31, 2016, all subsidiaries shown above were wholly-owned by DigiPath, Inc., the parent company.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated financial statements instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will adopt ASU 2015-02 on October 1, 2016, and it is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement—Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 is intended to reduce complexity and cost of compliance with GAAP by eliminating the concept of extraordinary items in the statement of operations. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company adopted ASU 2015-01 as of October 1, 2015. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($8,911,570), and as of March 31, 2016, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Investment, Equity Method

On October 1, 2015, as more fully described in Note 4 below, we divested two-thirds of DigiPath Corp. when warrant holders in DigiPath Corp. acquired one-third interest through the exercise of warrants held by Steven D. Barbee, our former Director, and the other warrant holder acquired another one-third interest through the sale of new issuances, commensurate with the cancellation of previously issued warrants. We now own a minority interest of approximately 33.34%. As a result, the comparative statement of operations for the six months ended March 31, 2015, which included the accounts of the digital pathology business segment, on a consolidated basis, has been restated to reflect adjustments of line items for revenue and costs applicable to the digital pathology business segment and to reflect the losses of this business on the equity basis of accounting. The original investment was adjusted to fair value on October 1, 2015, resulting in a carrying value of $106,675 and an “Equity in losses of unconsolidated entity” of $992,682 was recognized during the six months ended March 31, 2016, consisting of an impairment of $893,325 on the adjustment to from the carrying value to the fair value and $99,357 of the Company’s pro-rata share of the net loss.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The operating results of the Digital Pathology business, which have been extracted and presented as “Equity in losses of unconsolidated entity” within the statements of operations, are summarized below:

Condensed Statements of Operations Information (Unaudited):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues	$24,527	$122,952	$36,985	$294,461
Cost of sales	7,398	88,801	18,072	208,669
Gross profit	17,129	34,151	18,913	85,792
Expenses:
General and administrative	75,855	172,099	117,697	366,245
Total operating expenses	75,855	172,099	117,697	366,245
Net operating loss	(58,726)	(137,948)	(98,784)	(280,453)
Other income (expense)	(833)	750	(5,701)	200
Net loss	$(59,559)	$(137,198)	$(104,485)	$(280,253)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2016 and September 30, 2015, respectively:

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$182,817	$-	$-
Available-for-sale securities	7,880	-	-
Note receivable	-	-	-
Investment in DigiPath Corp.	-	-	-
Total assets	190,697	-	-
Liabilities
Total liabilities	-	-	-
	$190,697	$-	$-

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$481,095	$-	$-
Note receivable	-	-	-
Available-for-sale securities	14,000	-	-
Total assets	495,095	-	-
Liabilities
Total liabilities	-	-	-
	$495,095	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2016 or the year ended September 30, 2015.

We recognized total impairment losses of $893,325 on our ownership interest in DigiPath Corp. during the six months ended March 31, 2016, and impairment losses of $328,336 on our intellectual properties during the year ended September 30, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Accounts Receivable

Accounts receivable was $16,634 and $6,146 at March 31, 2016 and September 30, 2015, respectively, net of allowance for uncollectible accounts of $24,146 and $36,715 at March 31, 2016 and September 30, 2015, respectively.

Note 7 – Note Receivable

On December 17, 2014, DigiPath, Inc. made an unsecured $250,000 loan to DigiPath Corp., a wholly-owned subsidiary at the time, bearing interest at 6% and maturing on December 17, 2015. On October 1, 2015, we amended the note to extend the maturity date to September 30, 2016. Commensurate with the change in ownership of DigiPath Corp. from 100% to approximately 33.34%, we evaluated the asset for collectability and recognized an allowance for uncollectible accounts for the full amount of the asset. The balance of the allowance for uncollectible accounts, including interest of $16,875, was $266,875 at March 31, 2016.

Note 8 – Available-for-Sale Securities

Available-for-sale securities consist of the following at March 31, 2016 and September 30, 2015:

For the Six Months Ended March 31, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(42,120)	$7,880

Total available-for-sale securities	$50,000	-	$(42,120)	$7,880

For the Year Ended September 30, 2015
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(36,000)	$14,000

Total available-for-sale securities	$50,000	-	$(36,000)	$14,000

Common stock consisted of a purchase of 400,000 shares of common stock acquired in March of 2015, in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation.

Note 9 – Fixed Assets

Fixed assets consist of the following at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Software	$121,617	$131,636
Office equipment	35,467	35,467
Furniture and fixtures	2,357	14,607
Lab equipment	809,056	835,006
Leasehold improvements	487,066	487,066
	1,455,563	1,503,782
Less: accumulated depreciation	(196,645)	(130,091)
Total	$1,258,918	$1,373,691

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Commensurate with the deconsolidation of DigiPath Corp. on October 1, 2015, we disposed of furniture and fixtures and software with a net book value of $3,122, consisting of a historical cost basis of $58,798 and accumulated depreciation and amortization of $55,676. No gain or loss was recognized on the disposal.

Depreciation and amortization expense totaled $122,230 and $5,360 for the six months ended March 31, 2016 and 2015, respectively.

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

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. As of March 31, 2016, there were 3,971,442 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 3,971,442 shares of Series A Preferred outstanding at March 31, 2016 are convertible into 19,857,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

On February 26, 2016, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 18,552,706 shares were issued and outstanding as of March 31, 2016.

Common Stock Sales

On March 15, 2016, the Company sold 1,666,667 units, consisting of 1,666,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Common Stock Issued for Services

On February 1, 2016, a total of 300,000 shares of common stock were awarded to three consultants that were engaged to assist with acquisition activities over for a three month period. The aggregate fair value of the common stock was $45,720 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the three month requisite service period, resulting in $30,480 of stock based compensation during the period.

On January 1, 2016, the Company issued 40,000 shares of restricted common stock for investor relations services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant and was expensed in full.

On January 1, 2016, an affiliate of Mr. Bianco, a director of the Company, became entitled to receive 500,000 shares of common stock for consulting services to be performed during 2016, subject to a ratable “claw back” provision the event of an early termination of the consulting agreement. The total fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the twelve month requisite service period, resulting in $17,500 of stock based compensation during the period.

Amortization of Stock Options

A total of $41,232 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the six months ended March 31, 2016.

Note 11 – Common Stock Options

Stock Incentive Plan

On March 5, 2012, we adopted our 2012 Stock Incentive Plan (the “2012 Plan”), which provides for the issuance of up to 500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. On May 20, 2014, the 2012 Plan was amended to increase the number of shares of Common Stock which may be issued pursuant to awards granted under the plan to 3,000,000. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant.

Options Granted

On November 20, 2015, the Company granted 500,000 fully vested common stock options as compensation for services to a consultant. The options are exercisable over a three year period at an exercise price of $0.181 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.1734, was $86,708.

Options Expired

No options expired during the six months ended March 31, 2016.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Options Exercised

No options were exercised during the six months ended March 31, 2016.

Note 12 – Common Stock Warrants

Warrants Granted

On March 15, 2016, the Company sold 1,666,667 units, consisting of 1,666,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Warrants Expired

No warrants expired during the six months ended March 31, 2016.

Warrants Exercised

No warrants were exercised during the six months ended March 31, 2016.

Note 13 – Other Income

Other income consists of rental income for office space subleased to GB Sciences, Inc. at a monthly fee of $6,000. The tenant is late on its monthly payments and vacated the premises on February 1, 2016. We’ve recognized an allowance for doubtful accounts of $36,146 related to the unpaid lease payments at March 31, 2016. Other income was $30,000 and $-0- for the six months ended March 31, 2016 and 2015, respectively.

Note 14 – Gain on Debt Settlements

On October 1, 2015, as part of the divestiture of DigiPath Corp., a total of $18,201 of intercompany debt owed from DigiPath, Inc. to DigiPath Corp. was forgiven by DigiPath Corp. As a related party, one third of the debt was eliminated and the remaining $12,133 was recognized as a gain on early extinguishment of debt. The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on early extinguishment of debt: under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the six months ended March 31, 2016.

Note 15 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended March 31, 2016 and the year ended September 30, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2016, the Company had approximately $6,527,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2016 and September 30, 2015, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Common Stock Sales

On May 2, 2016, the Company sold 100,000 units, consisting of 100,000 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 29, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 14, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 12, 2016, the Company sold 83,334 units, consisting of 83,334 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $12,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 7, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and an equal number of warrants, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Preferred Stock Conversions

On April 18, 2016, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 1, 2016, a shareholder converted 150,000 shares of Series A Preferred into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Options Granted

On April 7, 2016, the Company granted an aggregate of 130,000 fully vested common stock options as compensation for services to five employees. The options are exercisable over a ten year period at an exercise price of $0.22 per share. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.2183, was $28,382.

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

On October 7, 2015, we appointed Joseph Bianco to chair our Board of Directors. On November 23, 2015, we entered into an agreement with an affiliate of Mr. Bianco for an initial term of 15 months, commencing retroactively from October 1, 2015 and ending on December 31, 2016, under which such affiliate is entitled to a monthly fee of $4,000, of which $2,000 shall be deferred until the Company’s operations become cash flow positive. The agreement also provides for the issuance of 500,000 shares of common stock for each calendar year of service, subject to a ratable “claw back” provision.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2016 and 2015. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Three Months Ended March 31,		Increase /
	2016	2015	(Decrease)
Revenues	$141,116	$136,452	$4,664
Cost of sales	85,367	88,801	(3,434)
Gross profit	55,749	47,651	8,098

Operating expenses:
General and administrative	219,823	452,114	(232,291)
Professional fees	167,804	312,273	(144,469)
Bad debts expense	13,250	4,193	9,057
Depreciation and amortization	61,138	2,750	58,388
Total operating expenses:	462,015	771,330	(309,315)

Operating loss	(406,266)	(723,679)	(317,413)

Total other income (expense)	(39,931)	12,125	(52,056)

Net loss	$(446,197)	$(711,554)	$(265,357)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the three months ended March 31, 2016 were $141,116, compared to revenues of $136,452 during the three months ended March 31, 2015, an increase of $4,664, or 3%. The revenue in the current period was due to the commencement of our testing lab operations in Nevada and the corresponding growth in our customer base as production and cultivation facilities established their operations, while the comparative period revenues were derived from our digital pathology business that has been divested and is now being presented prospectively on the equity method of accounting. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the three months ended March 31, 2016 were $85,367, compared to $88,801 during the three months ended March 31, 2015, a decrease of $3,434, or 4%. The cost of sales in the current period was primarily due to the costs of labor and supplies consumed in our testing operations that were not incurred prior to the opening of our lab in May of 2015, while the comparative period cost of sales were derived from our digital pathology business.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $219,823, compared to $452,114 during the three months ended March 31, 2015, a decrease of $232,291, or 51%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The decrease was primarily due to decreased marketing and officer compensation expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business.

Professional Fees

Professional fees for the three months ended March 31, 2016 were $167,804, compared to $312,273 during the three months ended March 31, 2015, a decrease of $144,469, or 46%. Professional fees decreased primarily due to increased reliance on our employees for professional services and reduced legal and advertising fees.

Bad Debts Expense

Bad debts expense for the three months ended March 31, 2016 were $13,250, compared to $4,193 during the three months ended March 31, 2015, an increase of $9,057. Bad debts expense during the current period consisted of an increased allowance for bad debts of $1,250 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay, as well as an increased allowance for bad debts of $12,000 on past due rent receivables owed to us by our former sublet tenant.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 were $61,138, compared to $2,750 during the three months ended March 31, 2015, an increase of $58,388, or 2,123%. Depreciation and amortization expense increased as we placed approximately $1,455,563 of property and equipment in service for our lab that were not in service during the comparative period.

Operating Loss

Net operating loss for the three months ended March 31, 2016 was $406,266, compared to $723,679 during the three months ended March 31, 2015, a decrease of $317,413, or 44%. Net operating loss decreased primarily due to the decreased professional and marketing fees as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business, as diminished by our increased non-cash bad debts and depreciation and amortization expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Other Income (Expense)

Other expenses, on a net basis, for the three months ended March 31, 2016 were $39,931, compared to other income of $12,125 during the three months ended March 31, 2015, a decrease of $52,056. Other expenses during the three months ended March 31, 2016 consisted of equity in losses of unconsolidated entity of $54,431, which consists primarily of our interest in the current period losses of the unconsolidated entity, as diminished by $1,250 of interest income owed by DigiPath Corp., along with $12,000 of other income from sublet rent. Other income during the three months ended March 31, 2015 consisted of $12,000 of other income from sublet rent and $125 of interest income.

Net Loss

Net loss for the three months ended March 31, 2016 was $446,197, compared to $711,554 during the three months ended March 31, 2015, a decrease of $265,357, or 37%.

Results of Operations for the Six Months Ended March 31, 2016 and 2015:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2016 and 2015. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Six Months Ended March 31,		Increase /
	2016	2015	(Decrease)
Revenues	$243,252	$310,210	$(66,958)
Cost of sales	155,359	208,669	(53,310)
Gross profit	87,893	101,541	(13,648)

Operating expenses:
General and administrative	485,463	1,129,532	(644,069)
Professional fees	410,688	1,383,290	(972,602)
Bad debts expense	303,021	5,799	297,222
Depreciation and amortization	122,230	5,360	116,870
Total operating expenses:	1,321,402	2,523,981	(1,202,579)

Operating loss	(1,233,509)	(2,422,440)	(1,188,931)

Total other income (expense)	(945,549)	11,284	(956,833)

Net loss	$(2,179,058)	$(2,411,156)	$(232,098)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the six months ended March 31, 2016 were $243,252, compared to revenues of $310,210 during the six months ended March 31, 2015, a decrease of $66,958, or 22%. The revenue in the current period was due to the commencement of our testing lab operations in Nevada and the corresponding growth in our customer base as production and cultivation facilities established their operations, while the comparative period revenues were derived from our digital pathology business that has been divested and is now being presented prospectively on the equity method of accounting. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the six months ended March 31, 2016 were $155,359, compared to $208,669 during the six months ended March 31, 2015, a decrease of $53,310, or 26%. The cost of sales in the current period was primarily due to the costs of labor and supplies consumed in our testing operations that were not incurred prior to the opening of our lab in May of 2015, while the comparative period cost of sales were derived from our digital pathology business.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2016 were $485,463, compared to $1,129,532 during the six months ended March 31, 2015, a decrease of $644,069, or 57%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The decrease was primarily due to decreased marketing and officer compensation expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business.

Professional Fees

Professional fees for the six months ended March 31, 2016 were $410,688, compared to $1,383,290 during the six months ended March 31, 2015, a decrease of $972,602, or 70%. Professional fees decreased primarily due to decreased stock based compensation. Stock based compensation was $183,921 during the six months ended March 31, 2016, compared to $868,603 during the six months ended March 31, 2015, a decrease of $684,682, or 79%.

Bad Debts Expense

Bad debts expense for the six months ended March 31, 2016 were $303,021, compared to $5,799 during the six months ended March 31, 2015, an increase of $297,222. Bad debts expense during the current period consisted of an allowance for bad debts of $266,875 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay, as well as an allowance for bad debts of $36,146 on past due rent receivables owed to us by our sublet tenant.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended March 31, 2016 were $122,230, compared to $5,360 during the six months ended March 31, 2015, an increase of $116,870, or 2,180%. Depreciation and amortization expense increased as we placed approximately $1,455,563 of property and equipment in service for our lab that were not in service during the comparative period.

Operating Loss

Net operating loss for the six months ended March 31, 2016 was $1,233,509, compared to $2,422,440 during the six months ended March 31, 2015, a decrease of $1,188,931, or 49%. Net operating loss decreased primarily due to the decreased professional and marketing fees as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business, as diminished by our increased non-cash bad debts and depreciation and amortization expense during the six months ended March 31, 2016, compared to the six months ended March 31, 2015.

Other Income (Expense)

Other expenses, on a net basis, for the six months ended March 31, 2016 were $945,549, compared to other income of $11,284 during the six months ended March 31, 2015, a decrease of $956,833. Other expenses during the six months ended March 31, 2016 consisted of equity in losses of unconsolidated entity of $992,682, which consists of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $99,357 from our interest in the current period losses of the unconsolidated entity, as diminished by a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp. and $5,000 of interest income owed by DigiPath Corp., along with $30,000 of other income from sublet rent. Other income during the three months ended March 31, 2015 consisted of $12,000 of other income from sublet rent and $200 of interest income, as diminished by $916 of interest expense on insurance financing.

Net Loss

Net loss for the six months ended March 31, 2016 was $2,179,058, compared to $2,411,156 during the six months ended March 31, 2015, a decrease of $232,098, or 10%.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2016 and 2015:

	2016	2015
Operating Activities	$(587,323)	$(1,700,668)
Investing Activities	(68,455)	(1,424,839)
Financing Activities	357,500	9,506
Net decrease in Cash	$(298,278)	$(3,116,001)

Net Cash Used in Operating Activities

During the six months ended March 31, 2016, net cash used in operating activities was $587,323, compared to $1,700,668 for the same period ended March 31, 2015. The decrease in cash used for operating activities is primarily attributable to marketing, officer compensation and office expense cost savings we implemented as we aggressively cut costs in our cannabis testing lab operations to conserve resources until our lab revenues can sustain operations.

Net Cash Used in Investing Activities

During the six months ended March 31, 2016, net cash used in investing activities was $68,455, compared to $1,424,839 for the same period ended March 31, 2015. The decrease is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab made in the previous period that were not necessary in the current period, as diminished by $57,876 of cash held and retained by our subsidiary, DigiPath Corp., at the time of divestiture.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2016, net cash provided by financing activities was $357,500, compared to $9,506 for the same period ended March 31, 2015. The increase is primarily due to the increased sale of securities during the six months ended March 31, 2016, compared to the six months ended March 31, 2015.

Ability to Continue as a Going Concern

As of March 31, 2016, our balance of cash on hand was $182,817. We currently do not have funds sufficient to fund our operations for the next twelve months and need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2016, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On March 15, 2016, the Company sold to a single accredited investor 1,666,667 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $250,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On February 17, 2016, the Company sold to a single accredited investor 83,333 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.40 per share. Proceeds to the Company from the sale of the Units in the offering were $12,500. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On January 19, 2016, the Company sold to a single accredited investor 333,334 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.40 per share. Proceeds to the Company from the sale of the Units in the offering were $5,500. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On January 1, 2016, the Company issued 40,000 shares of restricted common stock for investor relations services provided. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)

3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)

3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)

3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on May 26, 2015)

10.1	Omnibus Agreement and Amendment, dated as of October 1, 2015, among DigiPath, Inc., DigiPath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on October 7, 2015)

10.2	Consulting Agreement, dated as of November 23, 2015, between DigiPath, Inc. and Alliance Advisory Partners, LLC whose beneficial owner is Joseph Bianco (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by DigiPath, Inc. on February 19, 2016)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

