Form 10-Q
period 2016-06-30
DigiPath,Inc.
filed 2016-08-15
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

The number of shares of registrant’s common stock outstanding as of August 12, 2016 was 22,071,041.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets

Current assets:
Cash	$73,498	$481,095
Accounts receivable, net	103,179	6,146
Inventory	-	192,561
Prepaid expenses	34,323	60,447
Deposits	39,850	44,949
Total current assets	250,850	785,198

Available-for-sale securities	13,640	14,000
Investment in DigiPath, Corp.	-	-
Fixed assets, net	1,198,369	1,373,691

Total Assets	$1,462,859	$2,172,889

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$105,862	$62,383
Accrued expenses	-	21,671
Deferred revenues	-	73,121
Total current liabilities	105,862	157,175

Total Liabilities	105,862	157,175

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,621,442 and 4,351,442 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	3,621	4,351
Common stock, $0.001 par value, 90,000,000 shares authorized; 20,986,041 and 13,762,705 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	20,986	13,763
Additional paid-in capital	11,376,328	10,224,551
Accumulated other comprehensive loss	(36,360)	(36,000)
Accumulated deficit	(10,007,578)	(7,847,418)
	1,356,997	2,359,247
Noncontrolling interest	-	(343,533)
Total Stockholders’ Equity	1,356,997	2,015,714

Total Liabilities and Stockholders’ Equity	$1,462,859	$2,172,889

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$264,178	$6,915	$507,430	$317,125
Cost of sales	102,724	19,304	258,083	227,973
Gross profit	161,454	(12,389)	249,347	89,152

Operating expenses:
General and administrative	241,221	589,522	726,684	1,719,054
Professional fees	1,004,225	170,940	1,414,913	1,554,230
Bad debts expense (recoveries)	(30,646)	-	272,375	5,799
Depreciation and amortization	61,162	10,774	183,392	16,134
Total operating expenses	1,275,962	771,236	2,597,364	3,295,217

Operating loss	(1,114,508)	(783,625)	(2,348,017)	(3,206,065)

Other income (expense):
Other income	16,000	12,000	46,000	24,000
Interest income	2,500	95	7,500	295
Interest expense	-	-	-	(916)
Gain on early extinguishment of debt	-	-	12,133	-
Equity in losses of unconsolidated entity	-	-	(992,682)	-
Total other income (expense)	18,500	12,095	(927,049)	23,379

Net loss	$(1,096,008)	$(771,530)	$(3,275,066)	$(3,182,686)

Weighted average number of common shares outstanding - basic and fully diluted	20,342,817	10,984,239	17,225,893	9,015,005

Net loss per share - basic and fully diluted	$(0.05)	$(0.07)	$(0.19)	$(0.35)

Net loss attributable to DigiPath, Inc.	$(1,096,008)	$(771,530)	$(3,275,066)	$(3,182,686)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	5,760	(72,000)	(360)	(30,000)

Comprehensive loss	$(1,090,248)	$(843,530)	$(3,275,426)	$(3,212,686)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,275,066)	$(3,182,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	272,375	5,799
Depreciation and amortization expense	183,392	16,135
Impairment of development costs	-	28,336
Stock issued for services	88,720	868,603
Options and warrants granted for services	1,018,491	-
Gain on early extinguishment of debt	(12,133)	-
Equity in losses of unconsolidated entity	992,682	-
Decrease (increase) in assets:
Accounts receivable	(106,283)	32,256
Inventory	-	79,116
Prepaid expenses	(11,056)	32,786
Deposits	(675)	(310,745)
Increase (decrease) in liabilities:
Accounts payable	76,862	(48,133)
Accrued expenses	(21,671)	8,292
Deferred revenues	(4,167)	135,785
Net cash used in operating activities	(798,529)	(2,334,456)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	(57,876)	-
Investment in available-for-sale securities	-	(50,000)
Purchase of fixed assets	(11,192)	(1,439,691)
Net cash used in investing activities	(69,068)	(1,489,691)

Cash flows from financing activities
Proceeds from exercised options	-	9,506
Proceeds from sale of common stock	460,000	-
Net cash provided by financing activities	460,000	9,506

Net decrease in cash	(407,597)	(3,814,641)
Cash - beginning	481,095	5,102,620
Cash - ending	$73,498	$1,287,979

Supplemental disclosures:
Interest paid	$-	$916
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$730,000	$1,223,989

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2016:

State of
Name of Entity(1)	Incorporation	Relationship
DigiPath, Inc.(2)	Nevada	Parent
DigiPath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1)All entities are in the form of a corporation.

(2)Holding company, which owns each of the wholly-owned subsidiaries. As of June 30, 2016, all subsidiaries shown above were wholly-owned by DigiPath, Inc., the parent company.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The provisions of the update amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Balance Sheet Classification of Deferred Taxes (“ASU 2016-02”). ASU 2016-02 amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, and early adoption is permitted. This ASU must be adopted using a modified retrospective approach. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in the update are effective for fiscal years beginning after December 15, 2017, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($10,007,578), and as of June 30, 2016, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Investment, Equity Method

On October 1, 2015, as more fully described in Note 4 below, we divested two-thirds of DigiPath Corp. when warrant holders in DigiPath Corp. acquired one-third interest through the exercise of warrants held by Steven D. Barbee, our former Director, and the other warrant holder acquired another one-third interest through the sale of new issuances, commensurate with the cancellation of previously issued warrants. We now own a minority interest of approximately 33.34%. As a result, the comparative statement of operations for the nine months ended June 30, 2015, which included the accounts of the digital pathology business segment, on a consolidated basis, has been restated to reflect adjustments of line items for revenue and costs applicable to the digital pathology business segment and to reflect the losses of this business on the equity basis of accounting. The original investment was adjusted to fair value on October 1, 2015, resulting in a carrying value of $106,675 and an “Equity in losses of unconsolidated entity” of $992,682 was recognized during the nine months ended June 30, 2016, consisting of an impairment of $893,325 on the adjustment to from the carrying value to the fair value and $99,357 of the Company’s pro-rata share of the net loss. As of March 31, 2016, DigiPath Corp’s losses have exceeded our investment and we are no longer recognizing any loss on our investment. Our pro rata share of subsequent gains will be recognized when they have exceeded our pro rata share of unrecognized losses. The operating results of the Digital Corp. pathology business are summarized below.

Condensed Statements of Operations Information (Unaudited):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$42,824	$5,293	$79,809	$299,754
Cost of sales	27,689	5,399	45,761	214,068
Gross profit	15,135	(106)	34,048	85,686
Expenses:
General and administrative	111,417	146,788	229,114	513,033
Total operating expenses	111,417	146,788	229,114	513,033
Operating loss	(96,282)	(146,894)	(195,066)	(427,347)
Other income (expense)	(2,490)	95	(8,191)	295
Net loss	$(98,772)	$(146,799)	$(203,257)	$(427,052)

Note 4 – Related Party Transactions

Appointment of Joseph J. Bianco as Chief Executive Officer

On June 21, 2016, the Board appointed Joseph J. Bianco, one of our directors, to serve as the Company’s Chief Executive Officer. As described further below, Todd Denkin, the Company’s Chief Executive Officer prior to such appointment, now serves as the Company’s President and Chief Operating Officer, and as the President of DigiPath’s wholly-owned subsidiaries, DigiPath Labs, Inc. and TNM News Corp.

In connection with his appointment as Chief Executive Officer, Mr. Bianco entered into an Employment Agreement with the Company dated June 21, 2016 for a three year term, and providing for an initial base salary of $96,000 per annum and a car allowance of $1,250 per month. Pursuant to this Employment Agreement, Mr. Bianco was awarded a stock option to purchase 4,750,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The option vests immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares. The Employment Agreement also terminated the letter agreement between Mr. Bianco’s affiliate and the Company pursuant to which Mr. Bianco had provided consulting services to the Company.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Todd Denkin Amended and Restated Employment Agreement

In connection with Mr. Bianco’s appointment as the Company’s Chief Executive Officer, on June 21, 2016, the Company entered into an Amended and Restated Employment Agreement with Todd Denkin, pursuant to which Mr. Denkin continues to serve as the Company’s President, and in addition as its Chief Operating Officer, and as the President of DigiPath’s wholly-owned subsidiaries, DigiPath Labs, Inc. and TNM News Corp. In addition, the term of Mr. Denkin’s employment has been extended for a period of three years from June 21, 2016, and he will continue to be paid a base salary of $192,000 per annum, and receives a car allowance of $750 per month. Pursuant to the Amended and Restated Employment Agreement, Mr. Denkin was awarded a stock option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The option vests immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2016 and September 30, 2015, respectively:

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$73,498	$-	$-
Available-for-sale securities	13,640	-	-
Note receivable	-	-	-
Investment in DigiPath Corp.	-	-	-
Total assets	87,138	-	-
Liabilities
Total liabilities	-	-	-
	$87,138	$-	$-

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$481,095	$-	$-
Note receivable	-	-	-
Available-for-sale securities	14,000	-	-
Total assets	495,095	-	-
Liabilities
Total liabilities	-	-	-
	$495,095	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2016 or the year ended September 30, 2015.

We recognized total impairment losses of $893,325 on our ownership interest in DigiPath Corp. during the nine months ended June 30, 2016, and impairment losses of $328,336 on our intellectual properties during the year ended September 30, 2015.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Accounts Receivable

Accounts receivable was $103,179 and $6,146 at June 30, 2016 and September 30, 2015, respectively, net of allowance for doubtful accounts of $1,750 and $36,715 at June 30, 2016 and September 30, 2015, respectively.

Note 7 – Note Receivable

On December 17, 2014, DigiPath, Inc. made an unsecured $250,000 loan to DigiPath Corp., a wholly-owned subsidiary at the time, bearing interest at 6% and maturing on December 17, 2015. On October 1, 2015, we amended the note to extend the maturity date to September 30, 2016. Commensurate with the change in ownership of DigiPath Corp. from 100% to approximately 33.34%, we evaluated the asset for collectability and recognized an allowance for uncollectible accounts for the full amount of the asset. The balance of the allowance for uncollectible accounts, including interest of $20,625, was $270,625 at June 30, 2016.

Note 8 – Available-for-Sale Securities

Available-for-sale securities consist of the following at June 30, 2016 and September 30, 2015:

For the Nine Months Ended June 30, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(36,360)	$13,640

Total available-for-sale securities	$50,000	-	$(36,360)	$13,640

For the Year Ended September 30, 2015
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(36,000)	$14,000

Total available-for-sale securities	$50,000	-	$(36,000)	$14,000

Common stock consisted of a purchase of 400,000 shares of common stock acquired in March of 2015, in the amount of $50,000 in Blue Line Protection Group, Inc., a Nevada corporation.

Note 9 – Fixed Assets

Fixed assets consist of the following at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Software	$121,617	$131,636
Office equipment	36,080	35,467
Furniture and fixtures	2,357	14,607
Lab equipment	809,056	835,006
Leasehold improvements	487,066	487,066
	1,456,176	1,503,782
Less: accumulated depreciation	(257,807)	(130,091)
Total	$1,198,369	$1,373,691

As a result of the deconsolidation of DigiPath Corp. on October 1, 2015, we were deemed to have disposed of furniture and fixtures and software with a net book value of $3,122, consisting of a historical cost basis of $58,798 and accumulated depreciation and amortization of $55,676. No gain or loss was recognized on the disposal.

Depreciation and amortization expense totaled $183,392 and $16,134 for the nine months ended June 30, 2016 and 2015, respectively.

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

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. As of June 30, 2016, there were 3,621,442 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 3,520,442 shares of Series A Preferred outstanding at June 30, 2016 are convertible into 17,602,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

On June 13, 2016, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 20,986,041 shares were issued and outstanding as of June 30, 2016.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Amortization of Stock Options

A total of $779,168 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the nine months ended June 30, 2016.

Note 11 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant.

Options Granted

On June 21, 2016, the Company granted 4,750,000 common stock options as compensation for services to our CEO, Mr. Bianco. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $943,193.

On June 21, 2016, the Company granted 2,500,000 common stock options as compensation for services to our President and COO, Mr. Denkin. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $496,417.

On April 7, 2016, the Company granted a total of 130,000 fully vested common stock options as compensation for services to five employees. The options are exercisable over a ten year period at an exercise price of $0.22 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.2183, was $28,382.

On November 20, 2015, the Company granted 500,000 fully vested common stock options as compensation for services to a consultant. The options are exercisable over a three year period at an exercise price of $0.181 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.1734, was $86,708.

Options Expired

No options expired during the nine months ended June 30, 2016.

Options Exercised

No options were exercised during the nine months ended June 30, 2016.

Note 12 – Common Stock Warrants

Warrants Granted

On June 6, 2016, the Company granted 659,800 fully vested common stock warrants as compensation for services to a consulting firm. The options are exercisable over a five year period at an exercise price of $0.1901 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 231% and a call option value of $0.1883, was $124,233, and was expensed in full on June 6, 2016.

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

Warrants Expired

No warrants expired during the nine months ended June 30, 2016.

Warrants Exercised

No warrants were exercised during the nine months ended June 30, 2016.

Note 13 – Other Income

Other income consists of rental income of $30,000 and $24,000 for the nine months ended June 30, 2016 and 2015, respectively, for office space subleased to GB Sciences, Inc. at a monthly fee of $6,000. The tenant vacated the premises on February 1, 2016. In addition, we recognized $16,000 and $-0- of other income for the nine months ended June 30, 2016 and 2015, respectively, related to restitution payments received from a former employee.

Note 14 – Gain on Debt Settlements

On October 1, 2015, as part of the divestiture of DigiPath Corp., a total of $18,201 of intercompany debt owed from DigiPath, Inc. to DigiPath Corp. was forgiven by DigiPath Corp. As a related party, one third of the debt was eliminated and the remaining $12,133 was recognized as a gain on early extinguishment of debt. The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on early extinguishment of debt: under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the nine months ended June 30, 2016.

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

For the nine months ended June 30, 2016 and the year ended September 30, 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2016, the Company had approximately $6,697,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2016 and September 30, 2015, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

Preferred Stock Conversions

On July 5, 2016, a shareholder converted 101,000 shares of Series A Preferred into 505,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issued for Services

On July 1, 2016, a total of 580,000 shares of common stock were issued to six consultants that were engaged to assist the Company with acquisition activities over for a three month period. The aggregate fair value of the common stock was $104,980 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the three month requisite service period.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2016 and 2015. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Three Months Ended June 30,		Increase /
	2016	2015	(Decrease)
Revenues	$264,178	$6,915	$257,263
Cost of sales	102,724	19,304	83,420
Gross profit	161,454	(12,389)	173,843

Operating expenses:
General and administrative	241,221	589,522	(348,301)
Professional fees	1,004,225	170,940	833,285
Bad debts expense (recoveries)	(30,646)	-	(30,646)
Depreciation and amortization	61,162	10,774	50,388
Total operating expenses:	1,275,962	771,236	504,726

Operating loss	(1,114,508)	(783,625)	330,883

Total other income	18,500	12,095	6,405

Net loss	$(1,096,008)	$(771,530)	$324,478

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the three months ended June 30, 2016 were $264,178, compared to revenues of $6,915 during the three months ended June 30, 2015, an increase of $257,263, or 3,720%. The revenue in the current period was due to the commencement of our testing lab operations in Nevada and the corresponding growth in our customer base as production and cultivation facilities established their operations, while the comparative period revenues were derived from our digital pathology business that has been divested and is now being presented prospectively on the equity method of accounting. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the three months ended June 30, 2016 were $102,724, compared to $19,304 during the three months ended June 30, 2015, an increase of $83,420, or 432%. The cost of sales in the current period was primarily due to the costs of labor and supplies consumed in our testing operations that were not incurred prior to the opening of our lab in May of 2015, while the comparative period cost of sales were primarily derived from our digital pathology business.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $241,221, compared to $589,522 during the three months ended June 30, 2015, a decrease of $348,301, or 59%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The decrease was primarily due to decreased marketing and officer compensation expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business.

Professional Fees

Professional fees for the three months ended June 30, 2016 were $1,004,225, compared to $170,940 during the three months ended June 30, 2015, an increase of $833,285, or 487%. Professional fees increased primarily due to increased stock based compensation of $770,676 during the three months ended June 30, 2016, consisting of the amortization of $737,936 of options expense and $32,740 of amortized stock based compensation on previously awarded shares of common stock issued for services.

Bad Debts Expense (Recoveries)

Bad debts (recoveries) for the three months ended June 30, 2016 were $(30,646), compared to $-0- during the three months ended June 30, 2015, an increase of $30,646. Bad debts (recoveries) during the current period consisted of a decreased allowance for doubtful accounts of $30,646 related to the subsequent collections on past due rent receivables owed to us by our former sublet tenant.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 were $61,162, compared to $10,774 during the three months ended June 30, 2015, an increase of $50,388, or 468%. Depreciation and amortization expense increased as we placed approximately $1,456,176 of property and equipment in service for our lab that were not in service during the comparative period.

Operating Loss

Our operating loss for the three months ended June 30, 2016 was $1,114,508, compared to $783,625 during the three months ended June 30, 2015, an increase of $330,883, or 42%. Our operating loss increased primarily due to the increased stock based compensation of $770,676 during the three months ended June 30, 2016, as diminished by reductions in general and administrative expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business.

Other Income

Other income for the three months ended June 30, 2016 was $18,500, compared to other income of $12,095 during the three months ended June 30, 2015, an increase of $6,405, or 53%. Other income during the three months ended June 30, 2016 consisted of sublet rent and restitution payments from a former employee. Other income during the three months ended June 30, 2015 consisted primarily of sublet rent.

Net Loss

Net loss for the three months ended June 30, 2016 was $1,096,008, compared to $771,530 during the three months ended June 30, 2015, an increase of $324,478, or 42%.

Results of Operations for the Nine Months Ended June 30, 2016 and 2015:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2016 and 2015. The operations of our deconsolidated subsidiary, DigiPath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Nine Months Ended June 30,		Increase /
	2016	2015	(Decrease)
Revenues	$507,430	$317,125	$190,305
Cost of sales	258,083	227,973	30,110
Gross profit	249,347	89,152	160,195

Operating expenses:
General and administrative	726,684	1,719,054	(992,370)
Professional fees	1,414,913	1,544,230	(139,317)
Bad debts expense	272,375	5,799	266,576
Depreciation and amortization	183,392	16,134	167,258
Total operating expenses:	2,597,364	3,295,217	(697,853)

Operating loss	(2,348,017)	(3,206,065)	(858,048)

Total other income (expense)	(927,049)	23,379	(950,428)

Net loss	$(3,275,066)	$(3,182,686)	$92,380

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the nine months ended June 30, 2016 were $507,430, compared to revenues of $317,125 during the nine months ended June 30, 2015, an increase of $190,305, or 60%. The revenue in the current period was due to the commencement of our testing lab operations in Nevada and the corresponding growth in our customer base as production and cultivation facilities established their operations, while the comparative period revenues were primarily derived from our digital pathology business that has been divested and is now being presented prospectively on the equity method of accounting. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2016.

Cost of Sales

Cost of sales for the nine months ended June 30, 2016 were $258,083, compared to $227,973 during the nine months ended June 30, 2015, an increase of $30,110, or 13%. The cost of sales in the current period was primarily due to the costs of labor and supplies consumed in our testing operations that were not incurred prior to the opening of our lab in May of 2015, while the comparative period cost of sales were derived from our digital pathology business.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2016 were $726,684, compared to $1,719,054 during the nine months ended June 30, 2015, a decrease of $992,370, or 58%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The decrease was primarily due to decreased marketing and officer compensation expenses as we aggressively instituted budget cuts in our cannabis testing lab operations to conserve resources, in addition to no longer carrying the consolidated general and administrative expenses of our digital pathology business.

Professional Fees

Professional fees for the nine months ended June 30, 2016 were $1,414,913, compared to $1,554,230 during the nine months ended June 30, 2015, a decrease of $139,317, or 9%. Professional fees decreased primarily due to decreased professional fees that we no longer incur from our digital pathology business, as diminished by an increase in non-cash stock based compensation. Stock based compensation was $1,107,211 during the nine months ended June 30, 2016, compared to $868,603 during the nine months ended June 30, 2015, an increase of $238,608, or 27%.

Bad Debts Expense

Bad debts expense for the nine months ended June 30, 2016 were $272,375, compared to $5,799 during the nine months ended June 30, 2015, an increase of $266,576. Bad debts expense during the current period consisted of an allowance for bad debts of $270,625 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay, as well as an allowance for doubtful accounts of $1,750 on outstanding receivables more than 30 days outstanding.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended June 30, 2016 were $183,392, compared to $16,134 during the nine months ended June 30, 2015, an increase of $167,258, or 1,037%. Depreciation and amortization expense increased as we placed approximately $1,456,176 of property and equipment in service for our lab that were not in service during the comparative period.

Operating Loss

Our operating loss for the nine months ended June 30, 2016 was $2,348,017, compared to $3,206,065 during the nine months ended June 30, 2015, a decrease of $858,048, or 27%. Our operating loss decreased primarily due to approximately, $160,000 of increased gross profits in our cannabis testing lab operations, a decrease of approximately $1,371,000 in general and administrative expenses and professional and marketing fees as we aggressively instituted budget cuts in our lab operations to conserve resources and no longer carry the consolidated expenses of our digital pathology business, as diminished by approximately $434,000 of non-cash increases in our allowance for doubtful accounts and depreciation and amortization expense and an approximate increase of $239,000 in stock based compensation incurred during the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.

Other Income (Expense)

Other expenses, on a net basis, for the nine months ended June 30, 2016 were $927,049, compared to other income of $23,379 during the nine months ended June 30, 2015, a net increase of $950,428. Other expenses during the nine months ended June 30, 2016, consisted of equity in losses of unconsolidated entity of $992,682, which consists of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $99,357 from our interest in the current period losses of the unconsolidated entity, as diminished by a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp. and $7,500 of interest income owed by DigiPath Corp., along with $30,000 of other income from sublet rent and $16,000 of other income on restitution payments received from a former employee. Other income during the nine months ended June 30, 2015 consisted primarily of sublet rent.

Net Loss

Net loss for the nine months ended June 30, 2016 was $3,275,066, compared to $3,182,686 during the nine months ended June 30, 2015, an increase of $92,380, or 3%. Our net loss for the nine months ended June 30, 2016 included an aggregate of $2,543,527 of non-cash expenses, compared to $918,873 of non-cash expenses during the comparative nine months ended June 30, 2015, an increase of $1,624,654, or 177%.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2016 and 2015:

	2016	2015
Operating Activities	$(798,529)	$(2,334,456)
Investing Activities	(69,068)	(1,489,691)
Financing Activities	460,000	9,506
Net decrease in Cash	$(407,597)	$(3,814,641)

Net Cash Used in Operating Activities

During the nine months ended June 30, 2016, net cash used in operating activities was $798,529, compared to $2,334,456 for the same period ended June 30, 2015. The decrease in cash used for operating activities is primarily attributable to marketing, officer compensation and office expense cost savings we implemented as we aggressively cut costs in our cannabis testing lab operations to conserve resources until our lab revenues can sustain operations.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2016, net cash used in investing activities was $69,068, compared to $1,489,691 for the same period ended June 30, 2015. The decrease is attributable to investments made for cannabis testing equipment and leasehold improvements required for our Nevada cannabis testing lab made in the previous period that were not necessary in the current period, as diminished by $57,876 of cash held and retained by our subsidiary, DigiPath Corp., at the time of divestiture.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2016, net cash provided by financing activities was $460,000, compared to $9,506 for the same period ended June 30, 2015. The increase is primarily due to the increased sale of securities during the nine months ended June 30, 2016, compared to the nine months ended June 30, 2015.

Ability to Continue as a Going Concern

As of June 30, 2016, our balance of cash on hand was $73,498. We currently do not have funds sufficient to fund our operations for the next twelve months and need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the three months ended June 30, 2016, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On May 2, 2016, the Company sold to a single accredited investor 100,000 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $15,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On April 29, 2016, the Company sold to a single accredited investor 166,667 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $25,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On April 14, 2016, the Company sold to a single accredited investor 166,667 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $25,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On April 12, 2016, the Company sold to a single accredited investor 83,334 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $12,500. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

On April 7, 2016, the Company sold to a single accredited investor 166,667 units at a price of $0.15 per Unit, with each Unit consisting of one share of our common stock and a three (3) year warrant to purchase one share of common stock at an exercise price of $0.30 per share. Proceeds to the Company from the sale of the Units in the offering were $25,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by DigiPath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on May 26, 2015)
10.1	DigiPath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 27, 2016)
10.2	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 27, 2016)
10.3	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 27, 2016)
10.4	Employment Agreement between DigiPath, Inc. and Joseph J. Bianco, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 27, 2016)
10.5	Amended and Restated Employment Agreement between DigiPath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by DigiPath, Inc. on June 27, 2016)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2016

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

