Form 10-K
period 2016-09-30
DigiPath,Inc.
filed 2017-01-09
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.27 per share as of March 31, 2016 was approximately $5,312,981.

As of January 6, 2017, there were 24,991,041 shares of registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2016 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

As a premier cannabis testing laboratory, we take a careful, strategic approach to all of our cannabis testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis for potency, the presence of pesticides, or microbial contamination. Digipath Labs takes further caution by also testing for metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is more intricate and accurate than any other. This approach and our investment in state-of-the-art testing machinery equipment is of the utmost importance as many testing labs often return inconsistent results for the exact same test sample; a common concern of many end-users and clients alike.

Digipath Labs screens medicinal cannabis for potentially harmful contaminants, including:

— Solvents (for extracts)

— Pesticides

— Mold and Yeast

— Heavy metals, including mercury, arsenic, lead, and cadmium

— Biological toxins, such as aflatoxin, ricin, and botulinum toxins

— Microbial contaminants including E. coli, salmonella, Aspergillus and fungus

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

Market Overview

According to the Marijuana Business Daily, “U.S. retail cannabis sales will rise more than five-fold over the next five years, from an estimated $2.2-$2.6 billion in 2014 to $7.4-$8.2 billion in 2018. As the cannabis industry expands, we expect to see a parallel increase in state regulations related to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing, both to assist producers of cannabis and cannabis products to meet expected state mandated requirements, and to provide assurance to consumers regarding the safety and composition of such products. According to the Las Vegas Sun, “By legalizing recreational marijuana, Nevada voters would spark $7.5 billion in economic activity in the first seven years of sales. That’s the biggest number in an extensive report released this week by RCG Economics and the Marijuana Policy Group, but it’s not the only eye-popping figure.”

With increased legalization nationwide, the lab testing sector is expected to experience substantial growth. GreenWave Advisors, an independent research and financial analyst firm, projects annual revenue of $553 million for lab testing alone if the U.S. legalizes cannabis on a federal level. When adding in related services, such as data analytics and consulting, the revenue potential could surpass $866 million annually. The data troves collected through the testing process could become an increasingly valuable asset and generate substantial revenue for the most accomplished laboratories. This data could also be used to determine specific genetic attributes of targeted cannabinoids and assist with maximizing medicinal benefits.

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

Our competitive position depends on our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We expect to compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, excellent customer service and ease of use of our services.

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, twenty-eight states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and eight states; Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to vigorously enforce the existing federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we would be irreparably harmed by a change in enforcement by the Federal or State governments.

The National Marijuana News Corp. – Cannabis News

In May 2014, we established an online radio program called The National Marijuana News (“TNMNews”). TNMNews seeks to educate the public regarding the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving and controversial medicinal and recreational marijuana industry from diverse and dissenting perspectives. We intend to expand our web presence as “THE” destination for unbiased news and information on everything marijuana. As we expand TNMNews, we hope to increase advertising revenue and continue to provide a platform for our products and services.

TNMNews is a weekly one-hour Internet radio news and talk show featuring unbiased reporting of the burgeoning marijuana industry. Although leaning more towards a medicinal use platform, the show seeks to foster thought-provoking discussion of both the medicinal and recreational marijuana markets.

We launched TNMNews’ Internet radio program on Live 365 in 2014, and its popularity has continued to grow. Over the 2015 fiscal year, streaming of our program grew from 120,000 to over 190,000 streams per month. TNMNews is also available on terrestrial radio in six cities around the US. We also launched our App for both iOS and Google Play and relaunched our website which now receives over 400,000 page visits per month. Our Facebook page has also garnered over 157,000 page likes and TNMNews has become a leader in cannabis news, interviews and education. We now also broadcast on Facebook live and radio.co.

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

Customers

We provide cannabis lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and intend to expand to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers that agree to enter into exclusive long term contracts. On June 17, 2014, Clark County approved a total of 117 special use permits to cultivation and 87 production applicants. There may be some cross-over applicants in this total whereby an applicant was awarded both a cultivation and production permit, and some of these applicants will undoubtedly not be able to commence operations and will lose their permits, but this is generally our pool of customers, along with additional permit holders in the Cities of Las Vegas and North Las Vegas. As of January 6, 2017, MMEs approved by the State of Nevada include 52 dispensaries, 70 cultivators (over 20 of whom have not harvested yet), 37 production facilities and 10 labs. We have worked with over 50 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth. We anticipate a steady stream of new Nevada MMEs to become operational and licensed throughout 2017, which should result in additional customers for Digipath Labs.

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

Employees

As of September 30, 2016, we had ten employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2016 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of December 16, 2016, twenty-eight states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business. Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Trump Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

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

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities. Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. In fact, we were previously notified by our bank that our deposit accounts would be closed, and we are currently looking for a replacement banking institution. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry, including us, continue to have trouble establishing and maintain banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business.

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

Our business is dependent on our management team and other key individuals. Our media business is dependent upon the performance of our management team and other key individuals, and in particular, Todd Denkin, our Chief Executive Officer, who also acts as the host of many of our programs. We can give no assurance that all or any of our management team and other key individuals will remain with us. Competition for these individuals is intense and many of our key employees are at-will employees who are under no legal obligation to remain with us, and may decide to leave for a variety of personal or other reasons beyond our control. If members of our management or key individuals decide to leave us in the future, or if we are not successful in attracting, motivating and retaining other key employees, our business could be adversely affected.

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

Additional restrictions on advertising of cannabis and other products may further restrict the categories of clients that can advertise using our products. For example, out-of-court settlements between the major U.S. tobacco companies and all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and other U.S. territories include a ban on the outdoor advertising of tobacco products. Other products and services may be targeted in the U.S. in the future, including cannabis products. Any significant reduction in cannabis-related advertising or advertising of other products due to content-related restrictions could cause a reduction in our direct revenues from such advertisements.

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

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock. We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock depends on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our leased premises are 6,000 square feet and are utilized for corporate business offices and a cannabis testing lab. Our premises are subject to a lease agreement expiring June 14, 2020. Our anticipated future lease commitments on a calendar year basis, including common area maintenance, are as follows:

2016	$45,026
2017	184,483
2018	190,595
2019	196,951
2020	203,561
Total	$820,616

In addition to these commitments, the Company pays monthly rent, on a month-to-month basis for leased industrial space located in Colorado at the rate of $2,738 per month.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of December 21, 2016, the closing price of our securities was $0.16575.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The prices below have been adjusted for the 1-for-10 reverse split of our common stock effected on May 27, 2015.

	High	Low
Fiscal Year Ended September 30, 2016
First Quarter	$0.29	$0.13
Second Quarter	$0.28	$0.11
Third Quarter	$0.28	$0.17
Fourth Quarter	$0.25	$0.09

Fiscal Year Ended September 30, 2015
First Quarter	$6.00	$0.24
Second Quarter	$0.95	$0.10
Third Quarter	$0.90	$0.20
Fourth Quarter	$0.38	$0.12

As of December 21, 2016, there were approximately 106 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of December 21, 2016, there were 24,991,041 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,291,530	$0.23	2,208,470
Equity compensation plans not approved by security holders (2)	1,159,800	0.26	N/A
Total	10,451,330	$0.24	2,208,470

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of warrants issued to consultants of the Company in consideration of services with exercise prices ranging from $0.1901 to $0.40 per share. For additional details see Note 14 to the accompanying financial statements.

2012 Incentive Plan

Effective Date and Expiration. The 2012 Incentive Plan, as amended, became effective on March 5, 2012, and will terminate on March 5, 2022, unless it is terminated earlier by our board of directors. No award may be made under the Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

Share Authorization. The maximum aggregate number of Shares which may be issued pursuant to awards granted under the 2012 Incentive Plan is Eleven Million Five Hundred Thousand (11,500,000) shares. Prior to its amendment in June 2016, Three Million shares had been authorized for issuance under the 2012 Plan.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2016 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized impairment losses on the disposal of fixed assets of $-0- and $8,303 during the years ended September 30, 2016 and 2015, respectively.

Our intellectual property is comprised of indefinite-lived brand names acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $-0- and $300,000 for the years ended September 30, 2016 and 2015, respectively. Our investment in TissueBLOX provided for the refund of our investment if the licensor was unable to produce a tangible, fully operational production TBlox machine to us by the 31st day of December 2015, however, the licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015. We subsequently entered into an agreement on September 15, 2016 to be repaid a total of $350,000, including $50,000 of unpaid sublease payments. A payment of $100,000 was received pursuant to the execution of the agreement and monthly payments of $50,000 have been received thereafter and are scheduled to continue until February 15, 2017. These payments are recognized as other income in our statements of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $121,610 and $139,119 for the years ended September 30, 2016 and 2015, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Reverse Stock Split

On May 27, 2015, we effected a 1-for-10 reverse stock split of our common stock. Unless otherwise indicated, all share and per share amounts in this Annual Report on Form 10-K, including the accompanying financial statements, give retroactive effect to the 1-for-10 reverse stock split.

Results of Operations

During fiscal year ended September 30, 2015, we operated in the following two business segments: (i) cannabis related services; and (ii) the sale and distribution of digital pathology solutions. We divested a majority of our ownership interest in the digital pathology business on October 1, 2015. Our digital pathology business segment accounted for the majority of our revenues for the year ended September 30, 2015. Our first cannabis testing lab opened in Nevada during May of 2015. Our customers were not fully operational at the time of our lab opening. As a result, our lab revenues were minimal during the fiscal year ended, September 30, 2015. The following table shows operating results for these two divisions for the years ended September 30, 2016 and 2015.

	For the years ended September 30,
	2016		2015
	Cannabis	Pathology	Cannabis	Pathology
Revenues	$818,583	$-	$16,084	$395,718
Cost of sales	380,036	-	85,551	360,652
Gross profit (loss)	438,547	-	(69,467)	35,066
Operating expenses	(3,321,017)	-	(3,371,987)	(654,001)
Loss from operations	(2,882,470)	-	(3,441,454)	(618,935)
Other income (expense)	(816,549)	-	(272,303)	363
Net loss	$(3,699,019)	$-	$(3,713,757)	$(618,572)

The following table summarizes selected items from the statement of operations for the years ended September 30, 2016 and 2015. For our year ended September 30, 2015, the operations of our deconsolidated subsidiary, Digipath Corp. have been removed and summarized in a single line item as, loss from operations of discontinued business segment.

	Years Ended September 30,		Increase /
	2016	2015	(Decrease)
Revenues	$818,583	$16,084	$802,499
Cost of sales	380,036	85,551	294,485
Gross profit (loss)	438,547	(69,467)	508,014

Operating expenses:
General and administrative	1,016,243	1,564,003	(547,760)
Professional fees	1,785,819	1,730,171	55,648
Bad debts expense (recoveries)	274,375	-	274,375
Depreciation and amortization	244,580	77,813	166,767
Total operating expenses:	3,321,017	3,371,987	(50,970)

Operating loss	(2,882,470)	(3,441,454)	(558,984)

Total other income (expense)	(816,549)	(272,303)	544,246

Loss from continuing operations	(3,699,019)	(3,713,757)	(14,738)

Loss from discontinued business component	-	(618,572)	(618,572)

Net loss	$(3,699,019)	$(4,332,329)	$(633,310)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the year ended September 30, 2016 were $818,583, compared to revenues of $16,084 during the year ended September 30, 2015, an increase of $802,499, or 4,989%. The increase in revenue was due to the expansion of our customer base as production and cultivation businesses established their operations. We opened our first cannabis testing lab in Las Vegas, Nevada towards the end of the third calendar quarter of 2015, a few months prior to the establishment of our customers’ operations. We anticipate increased revenues during the fiscal year ending September 30, 2017 as the industry continues to mature and the newly passed recreational marijuana laws begin to take effect.

Cost of Sales

Cost of sales for the year ended September 30, 2016 were $380,036, compared to $85,551 during the year ended September 30, 2015, an increase of $294,485, or 344%. The increase in cost of sales was primarily due to the costs of labor and supplies consumed in testing our processes as our Nevada lab operations grew with the development of the recently created industry.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2016 were $1,016,243, compared to $1,564,003 during the year ended September 30, 2015, a decrease of $547,760, or 35%. The expenses consisted primarily of marketing, salaries and wages and rent expenses. The decreased expenses were primarily due to decreased compensation expense, as our laboratory labor costs are now classified as a cost of sales due to the commencement of our cannabis testing lab operations. Marketing and public relations decreased by approximately $18,000, salaries and wages decreased by approximately $343,000 and rent increased by approximately $5,000.

Professional Fees

Professional fees for the year ended September 30, 2016 were $1,785,819, compared to $1,730,171 during the year ended September 30, 2015, an increase of $55,648, or 3%. Professional fees increased primarily due to increased non-cash stock based compensation, as diminished by a significant reduction in reliance on outside consultants over the comparative period. Stock based compensation was $1,413,569 during the year ended September 30, 2016, compared to $887,638 during the year ended September 30, 2015, an increase of $525,931, or 59%.

Bad Debt Expense

Bad debt expense for the year ended September 30, 2016 was $274,375, compared to $-0- during the year ended September 30, 2015. Bad debt expense during the current period consisted of an allowance for bad debts of $274,375 related to a note receivable and corresponding interest on debt owed by Digipath Corp. for which Digipath Corp. does not currently have the ability to repay.

Depreciation and Amortization

Depreciation and amortization expense for the year ended September 30, 2016 was $244,580, compared to $77,813 during the year ended September 30, 2015, an increase of $166,767, or 214%. Depreciation and amortization expense increased as we placed approximately $1,460,000 of property and equipment in service for our lab that were not in service during the comparative period.

Operating Loss

Operating loss for the year ended September 30, 2016 was $2,882,470, compared to $3,441,454 during the year ended September 30, 2015, a decrease of $558,984, or 16%. Operating loss decreased primarily due to the commencement of our cannabis testing operations.

Other Income (Expense)

Other expenses, on a net basis, for the year ended September 30, 2016 were $816,549, compared to $272,303 during the year ended September 30, 2015, an increase of $544,246, or 200%. Other expenses during the year ended September 30, 2016 consisted of equity in losses of unconsolidated entity of $992,682, which consists of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $99,357 from our interest in the current period losses of the unconsolidated entity, as diminished by $100,000 of other income received on the previously impaired receivable on the unused license of TissueBLOXTM, and a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp. and $10,000 of interest income owed by DigiPath Corp., along with $30,000 of other income from sublet rent and $24,000 of other income on restitution payments received from a former employee. Other expenses during the year ended September 30, 2015 consisted of a loss of $8,303 on the disposal of capitalized leasehold improvements, and a $300,000 loss on the impairment of intangible asset related to our purchased license of TissueBLOXTM, as diminished by $36,000 of other income from sublet rent.

Loss from Continuing Operations

Loss from continuing operations for the year ended September 30, 2016 was $3,699,019, compared to $3,713,757 during the year ended September 30, 2015, a decrease of $14,738. Loss from continuing operations decreased primarily due to the commencement of our cannabis testing operations, and was largely due to $2,925,206 of non-cash expenses, consisting of $992,682 of losses related to our equity in the unconsolidated Digipath Corp. entity and $274,375 of bad debts expense on their note receivable, along with $1,413,569 of stock-based compensation expense and $244,580 of depreciation.

Loss from Discontinued Business Component

Loss from discontinued business component for the year ended September 30, 2015 was $618,572, which consisted of our losses from Digipath Corp.’s digital pathology business. On October 1, 2015, we divested two thirds ownership in Digipath Corp. so we could focus our resources primarily on our cannabis related businesses.

Net Loss

Net loss for the year ended September 30, 2016 was $3,699,019, compared to $4,332,329 during the year ended September 30, 2015, a decrease of $633,310, or 15%. Net loss decreased primarily due to the commencement of our cannabis testing operations, and decreased costs related to our formerly consolidated subsidiary, Digipath Corp. that are no longer being incurred.

Liquidity and Capital Resources

As of September 30, 2016, the Company had assets equal to $1,446,875, comprising of cash of $135,390, accounts receivable of $98,441, prepaid expenses of $24,246 and deposits of 39,850, fixed assets of $1,139,748, and available-for-sale securities totaling $9,200. The Company’s current liabilities as of September 30, 2016 were $211,913, consisting of $157,666 of accounts payable and $54,247 of accrued expenses.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2016 and 2015.

	September 30,
	2016	2015
Current Assets	$297,927	$785,198

Current Liabilities	$211,913	$157,175

Working Capital	$86,014	$628,023

The following table summarizes our cash flows during the years ended September 30, 2016 and 2015, respectively.

	Years Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(734,070)	$(2,836,047)
Net cash used in investing activities	(71,635)	(1,794,984)
Net cash provided by financing activities	460,000	9,506

Net change in cash and cash equivalents	$(345,705)	$(4,621,525)

The decrease in funds used in operating and investing activities for the year ended September 30, 2016, compared to the year ended September 30, 2015, was primarily due to the commencement of our cannabis testing lab operations that have begun to generate revenues on assets acquired and placed in service during the comparative year ended September 30, 2015.

The increase in funds provided by financing activities for the year ended September 30, 2016, compared to the year ended September 30, 2015, was primarily due to proceeds of $460,000 we received from the private placement of our securities in the year ended September 30, 2016.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2016, our balance of cash on hand was $135,390. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Digipath, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheets of Digipath, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digipath, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

January 9, 2017

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets

Current assets:
Cash	$135,390	$481,095
Accounts receivable	98,441	6,146
Inventory	-	192,561
Prepaid expenses	24,246	60,447
Deposits	39,850	44,949
Total current assets	297,927	785,198

Fixed assets, net	1,139,748	1,373,691
Available-for-sale securities	9,200	14,000

Total Assets	$1,446,875	$2,172,889

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$157,666	$62,383
Accrued expenses	54,247	21,671
Deferred revenues	-	73,121
Total current liabilities	211,913	157,175

Total Liabilities	211,913	157,175

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,520,442 and 4,351,442 shares issued and outstanding at September 30, 2016 and 2015, respectively	3,520	4,351
Common stock, $0.001 par value, 90,000,000 shares authorized; 22,491,041 and 13,762,705 shares issued and outstanding at September 30, 2016 and 2015, respectively	22,491	13,763
Additional paid-in capital	11,681,282	10,224,551
Accumulated other comprehensive loss	(40,800)	(36,000)
Accumulated (deficit)	(10,431,531)	(7,847,418)
	1,234,962	2,359,247
Noncontrolling interest	-	(343,533)
Total Stockholders’ Equity	1,234,962	2,015,714

Total Liabilities and Stockholders’ Equity	$1,446,875	$2,172,889

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2016	2015

Revenues	$818,583	$16,084
Cost of sales	380,036	85,551
Gross profit (loss)	438,547	(69,467)

Operating expenses:
General and administrative	1,016,243	1,564,003
Professional fees	1,785,819	1,730,171
Bad debt expense	274,375	-
Depreciation and amortization	244,580	77,813
Total operating expenses	3,321,017	3,371,987

Operating loss	(2,882,470)	(3,441,454)

Other income (expense):
Other income	154,000	36,000
Interest income	10,000	-
Loss on disposal of fixed assets	-	(8,303)
Loss on impairment of intangible asset	-	(300,000)
Gain on early extinguishment of debt	12,133	-
Equity in losses of unconsolidated entity	(992,682)	-
Total other income (expense)	(816,549)	(272,303)

Net loss from continuing operations	$(3,699,019)	$(3,713,757)
Less: Net loss attributable to the noncontrolling interest	-	-
Net loss attributable to Digipath, Inc. from continuing operations	$(3,699,019)	$(3,713,757)

Loss from operations of discontinued business component	-	(618,572)
Net loss	$(3,699,019)	$(4,332,329)

Weighted average number of common shares outstanding - basic and fully diluted	18,438,048	9,906,468

Net (loss) per share - basic and fully diluted	$(0.20)	$(0.37)

Net loss attributable to Digipath, Inc.	$(3,699,019)	$(4,332,329)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	(4,800)	(36,000)

Comprehensive loss	$(3,703,819)	$(4,368,329)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
	Series A Convertible				Additional	Non-	Other		Total
	Preferred Stock		Common Stock		Paid-in	Controlling	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Loss	(Deficit)	Equity

Balance, September 30, 2014	5,850,000	$5,850	5,875,640	$5,876	$9,333,795	$(343,533)	$-	$(3,515,089)	$5,486,899

Options exercised for cash	-	-	2,881	3	9,503	-	-	-	9,506

Common stock issued for services	-	-	237,545	237	223,775	-	-	-	224,012

Common stock options issued for services	-	-	-	-	663,626	-	-	-	663,626

Cancellation of common stock	-	-	(75,000)	(75)	75	-	-	-	-

Conversion of preferred stock to common stock	(1,498,558)	(1,499)	7,721,639	7,722	(6,223)	-	-	-	-

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(36,000)	-	(36,000)

Net loss for the year ended September 30, 2015								(4,332,329)	(4,332,329)

Balance, September 30, 2015	4,351,442	$4,351	13,762,705	$13,763	$10,224,551	$(343,533)	$(36,000)	$(7,847,418)	$2,015,714

Deconsolidation of subsidiary, Digipath Corp.	-	-	-	-	(408,941)	343,533	-	1,114,906	1,049,498

Units of common stock and warrants sold for cash	-	-	3,033,336	3,033	456,967	-	-	-	460,000

Common stock issued for services	-	-	1,840,000	1,840	293,318	-	-	-	295,158

Common stock options issued for services	-	-	-	-	1,118,411	-	-	-	1,118,411

Cancellation of preferred stock	(60,000)	(60)	-	-	60	-	-	-	-

Conversion of preferred stock to common stock	(771,000)	(771)	3,855,000	3,855	(3,084)	-	-	-	-

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(4,800)	-	(4,800)

Net loss for the year ended September 30, 2016								(3,699,019)	(3,699,019)

Balance, September 30, 2016	3,520,442	$3,520	22,491,041	$22,491	$11,681,282	$-	$(40,800)	$(10,431,531)	$1,234,962

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,699,019)	$(4,332,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	274,375	42,514
Depreciation and amortization expense	244,580	83,725
Stock issued for services	295,158	224,012
Options and warrants granted for services	1,118,411	663,626
Loss on disposal of fixed assets	-	8,303
Loss on impairment of development costs	-	28,336
Loss on impairment of intangible asset	-	300,000
Gain on early extinguishment of debt	(12,133)	-
Equity in losses of unconsolidated entity	992,682	-
Decrease (increase) in assets:
Accounts receivable	(103,545)	74,385
Inventory	-	92,694
Prepaid expenses	(979)	21,323
Deposits	(675)	(8,914)
Increase (decrease) in liabilities:
Accounts payable	128,666	(63,471)
Accrued expenses	32,576	(4,239)
Deferred revenues	(4,167)	33,988
Net cash used in operating activities	(734,070)	(2,836,047)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	(57,876)	-
Purchase of fixed assets	(13,759)	(1,444,984)
Purchase of intangible assets	-	(300,000)
Purchase of available-for-sale securities	-	(50,000)
Net cash used in investing activities	(71,635)	(1,794,984)

Cash flows from financing activities
Proceeds from exercised options	-	9,506
Proceeds from sale of common stock	460,000	-
Net cash provided by financing activities	460,000	9,506

Net increase (decrease) in cash	(345,705)	(4,621,525)
Cash - beginning	481,095	5,102,620
Cash - ending	$135,390	$481,095

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$831,000	$1,498,558

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2016 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other legal states.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2016:

State of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1) All entities are in the form of a corporation.

(2) Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above were wholly-owned by Digipath, Inc., the parent company.

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

Cash and Cash Equivalents

Cash and cash equivalents includes all highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2016 and 2015.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $-0- and $231,095 in excess of FDIC insured limits at September 30, 2016 and 2015, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $-0- and $36,715 as of September 30, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations. The Company recognized impairment losses on the disposal of fixed assets of $-0- and $8,303 during the years ended September 30, 2016 and 2015, respectively.

Our intellectual property is comprised of indefinite-lived brand name acquired and have been assigned an indefinite life as we currently anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $-0- and $300,000 for the years ended September 30, 2016 and 2015, respectively. Our investment in TissueBLOX provided for the refund of our investment if the licensor was unable to produce a tangible, fully operational production TBlox machine for us by the 31st day of December 2015, however, the licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015. We subsequently entered into an agreement on September 15, 2016 to be repaid a total of $350,000, including $50,000 of unpaid sublease payments. A payment of $100,000 was received pursuant to the execution of the agreement and monthly payments of $50,000 have been received thereafter and are scheduled to continue until February 15, 2017. These payments are recognized as other income in our statements of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $121,610 and $139,119 for the years ended September 30, 2016 and 2015, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recent Accounting Pronouncements

In August, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In June, 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (“ASU 2016-09”). The provisions of the ASU amend ASC Topic 718, Compensation – Stock Compensation, and includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including accounting for the income tax consequences, estimates of forfeitures and classification of excess tax benefits on the statement of cash flows. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this ASU affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this ASU are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The ASU should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In March, 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force). This ASU is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. The Company is evaluating the impact of this ASU on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of this ASU on the Company’s financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($10,431,531), and as of September 30, 2016, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In October of 2015, Digipath, Inc., divested approximately two-thirds of its ownership of Digipath Corp. to warrant holders of Digipath Corp. through the sale of common stock and the exercise of warrants, including warrants held by Steven D. Barbee, our former Director. As a result, our interest in Digipath Corp. is accounted for pursuant to the equity method of accounting due to our lack of control and reduced ownership percentage of approximately 33.3%. Digipath Corp. continues to operate. However, the change in accounting method for Digipath, Inc. necessitates the deconsolidation of Digipath Corp. be retrospectively presented as a discontinued business component.

The operating results of the Digital Pathology business for the year ended September 30, 2015 (prior to our divestment of control of this business), which have been extracted and presented as “Loss from operations of discontinued business component” within the statements of operations, are summarized below:

For the Year Ended
September 30, 2015
Revenues	$395,718
Cost of sales	360,652
Gross profit	35,066
Expenses:
General and administrative	433,569
Research and development	220,432
Total operating expenses	654,001
Net operating loss, net of tax	(618,935)
Other income	363
Net loss, net of tax	$(618,572)

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

Stock Issued to CFO for Services

On September 30, 2016, the Company issued 300,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $59,970 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

Options Issued to CFO for Services

On June 19, 2015, the Company granted an option to purchase 100,000 shares of common stock as compensation for services to our Chief Financial Officer. The option vests ratably in quarterly increments over one (1) year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The option is being expensed over the vesting period.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2016 and 2015, respectively:

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$135,390	$-	$-
Available-for-sale securities	9,200	-	-
Total assets	144,590	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$144,590	$-	$-

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$481,095	$-	$-
Intellectual properties	14,000	-	-
Total assets	495,095	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$495,095	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2016 or 2015.

We recognized total impairment losses of $-0- and $300,000 on our intellectual properties during the years ended September 30, 2016 and 2015, respectively.

Note 6 – Accounts Receivable

Accounts receivable was $98,441 and $6,146 at September 30, 2016 and 2015, respectively, net of allowance for uncollectible accounts of $-0- and $36,715 at September 30, 2016 and 2015, respectively.

Note 7 – Inventory

Inventory was $-0- and $192,561 at September 30, 2016 and 2015, respectively. There is no allowance for inventory obsolescence. A total of $-0- and $73,179 was written off due to obsolescence and included in the loss from operations of discontinued business component within the consolidated statements of operations during the years ended September 30, 2016 and 2015, respectively.

Note 8 – Fixed Assets

Fixed assets consist of the following at September 30, 2016 and 2015:

	For the Years Ended
	September 30,
	2016	2015
Software	$121,617	$131,636
Office equipment	36,080	35,467
Furniture and fixtures	2,357	14,607
Lab equipment	811,623	835,006
Leasehold improvements	487,066	487,066
	1,458,743	1,503,782
Less: accumulated depreciation	(318,995)	(130,091)
Total	$1,139,748	$1,373,691

On October 1, 2016, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

During the year ended September 30, 2015, we realized a loss on the disposal of leasehold improvements in the amount of $8,303 when we terminated a lease whereby we had capitalized improvements with a historical cost basis of $13,586 and a net carrying value of $8,303 upon disposal.

Depreciation and amortization expense totaled $244,580 and $77,813 for the years ended September 30, 2016 and 2015, respectively.

Note 9 – Available-for-Sale Securities

Available-for-sale securities consist of the following at September 30, 2016:

		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(40,800)	$9,200

Total available-for-sale securities	$50,000	-	$(40,800)	$9,200

Common stock consists of 400,000 shares of common stock of Blue Line Protection Group, Inc., a Nevada corporation, acquired from the issuer in March of 2015 for $50,000.

Note 10 – Intangible Assets

For the year ended September 30, 2015, the Company determined that the carrying value of its intangible assets were impaired. As a result, we recognized a loss on impairment of $300,000 during the year ended September 30, 2015.

The Company recognized an impairment loss on the carrying value of its investment in TissueBLOXTM of $300,000 for the year ended September 30, 2015. Our investment in TissueBLOX provided for the refund of our investment if the licensor was unable to produce a tangible, fully operational production TBlox machine to us by the 31st day of December 2015, however, the licensor’s ability to repay us could not be ascertained and the full $300,000 investment was impaired as of September 30, 2015. We subsequently entered into an agreement on September 15, 2016 to be repaid a total of $350,000, including $50,000 of unpaid sublease payments. A payment of $100,000 was received pursuant to the execution of the agreement and monthly payments of $50,000 have been received thereafter and are scheduled to continue until February 15, 2017. These payments are recognized as other income in our statements of operations.

Note 11 – Deferred Revenues

Deferred revenues consist of the following at September 30, 2016 and 2015, respectively.

	For the Years Ended
	September 30,
	2016	2015
Unearned advertising revenue	$-	$4,167
Unearned software support	-	68,954
Total	$-	$73,121

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). As of September 30, 2016, there are 3,520,442 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. The conversion price of the Series A Preferred is currently $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 3,520,442 shares of Series A Preferred outstanding at September 30, 2016 are convertible into 17,602,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2016

For the year ended September 30, 2016, a total of 771,000 shares of Series A Preferred were converted into 3,855,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Conversions for the Year Ended September 30, 2015

For the year ended September 30, 2015, a total of 1,498,558 shares of Series A Preferred were converted into 7,721,685 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 22,491,041 shares were issued and outstanding as of September 30, 2016.

Common Stock Sales for the Year Ended September 30, 2016

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

Additional Common Stock Issuances for the Year Ended September 30, 2016

On September 30, 2016, the Company issued 300,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $59,970 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On September 30, 2016, a total of 120,000 shares of common stock were issued to three consultants for services previously rendered. The aggregate fair value of the common stock was $23,988 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

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

On January 1, 2016, an affiliate of Mr. Bianco, a director of the Company, became entitled to receive 500,000 shares of common stock for consulting services to be performed during 2016, subject to a ratable “claw back” provision the event of an early termination of the consulting agreement. The total fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the twelve month requisite service period, resulting in $52,500 of stock based compensation during the period.

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

Common Stock Option Issuances for the Year Ended September 30, 2016

On June 21, 2016, the Company granted options to purchase 4,750,000 shares of common stock as compensation for services to our CEO, Mr. Bianco. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $943,193. The options are being expensed over the vesting period.

On June 21, 2016, the Company granted options to purchase 2,500,000 shares of common stock as compensation for services to our President and COO, Mr. Denkin. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $496,417. The options are being expensed over the vesting period.

On April 7, 2016, the Company granted options to purchase a total of 130,000 fully vested shares of common stock as compensation for services to five employees. The options are exercisable over a ten year period at an exercise price of $0.22 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.2183, was $28,382. The fully vested options were expensed in full upon the grant date.

On November 20, 2015, the Company granted options to purchase 500,000 fully vested shares of common stock as compensation for services to a consultant. The options are exercisable over a three year period at an exercise price of $0.181 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 234% and a call option value of $0.1734, was $86,708. The fully vested options were expensed in full upon the grant date.

Common Stock Option Issuances for the Year Ended September 30, 2015

On June 19, 2015, the Company granted options to purchase 100,000 shares of common stock as compensation for services to our Chief Financial Officer. The options vest ratably in quarterly increments over one year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The options were expensed over the vesting period.

On June 1, 2015, the Company granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Scientist. The options vest ratably in quarterly increments over two years beginning September 1, 2015. The options are exercisable until June 1, 2025 at an exercise price of $0.40 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.3978, was $79,552. The options are being expensed over the vesting period.

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

Common Stock Options Exercised for the Year Ended September 30, 2016

No stock options were exercised during the year ended September 30, 2016.

Common Stock Options Exercised for the Year Ended September 30, 2015

On October 20, 2014, the Company issued 2,881 shares associated with the exercise of options with an exercise price of $3.30 per share and received $9,506 in cash.

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2016

On September 30, 2016, a total of 2,351 common stock options exercisable over a three year period from the original grant date of September 30, 2013 with an exercise price of $3.30 per share expired. No options expired during the year ended September 30, 2015.

Common Stock Options Cancelled for the Year Ended September 30, 2015

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

The following is a summary of information about the stock options outstanding at September 30, 2016.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.181 – $3.30	9,291,530	8.27 years	$0.23	5,566,530	$0.25

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30, 2016	September 30, 2015

Average risk-free interest rates	1.18%	1.62%
Average expected life (in years)	9.58	4.49
Volatility	235%	254%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2016 and September 30, 2015, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the years ended September 30, 2016 and 2015 was approximately $0.20 and $0.42 per option, respectively.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2014	406,762	$0.30
Options expired	(400,000)	(0.30)
Options cancelled	-	-
Options granted	1,410,000	0.43
Options exercised	(2,881)	(3.30)

Balance, September 30, 2015	1,413,881	0.43
Options expired	(2,351)	(0.30)
Options cancelled	-	-
Options granted	7,880,000	3.30
Options exercised	-	-

Balance, September 30, 2016	9,291,530	$0.23

Exercisable, September 30, 2016	5,566,530	$0.25

Amortization of Stock Options

A total of $994,178 and $663,626 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, these options in the aggregate had no intrinsic value as the per share market price of $0.20 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.23.

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

Note 14 – Common Stock Warrants

In addition to warrants issued in connection with private placements of our securities as set forth in Note 12 above, we issued the following warrants to purchase our common stock as compensation for services.

Common Stock Warrant Issuances for the Year Ended September 30, 2016

On June 6, 2016, the Company granted 659,800 fully vested common stock warrants as compensation for services to a consulting firm. The options are exercisable over a five year period at an exercise price of $0.1901 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 231% and a call option value of $0.1883, was $124,233 and was expensed in full on June 6, 2016.

Common Stock Warrant Issuances for the Year Ended September 30, 2015

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

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2016 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

0.1901 – $0.40	4,193,136	2.65 years	$0.29	4,193,136	$0.29

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30, 2016	September 30, 2015

Average risk-free interest rates	1.25%	1.64%
Average expected life (in years)	3.50	3.00
Volatility	231%	257%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2016 was approximately $0.28 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2014	-	$-
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	500,000	0.36
Warrants exercised	-	-

Balance, September 30, 2015	500,000	0.36
Warrants expired	-	-
Warrants cancelled	-	-
Warrants granted	3,693,136	0.28
Warrants exercised	-	-

Balance, September 30, 2016	4,193,136	$0.29

Exercisable, September 30, 2016	4,193,136	$0.29

Amortization of Stock Warrants

A total of $124,233 and $-0- of stock-based compensation expense was recognized from the amortization of warrants over their vesting period during the years ended September 30, 2016 and 2015, respectively.

Subsidiary Warrants

On April 19, 2014, Digipath Corp., a subsidiary of Digipath, Inc. which is dedicated to digital microscopy, granted five-year common stock Purchase Warrants to Steven Barbee and Eric Stoppenhagen (the “Consultants”) to purchase an aggregate of 6,000,000 shares of common stock of Digipath Corp. at an exercise price of $0.10 per share over a five (5) year period from the date of grant. The Company recorded a total of $343,533 of expense associated with the issuance of these warrants and recorded a non-controlling interest as a reduction to total stockholder’s equity on the Company’s balance sheet because the warrants were issued by the Company’s subsidiary. No continued allocation of the non-controlling interest in the equity of the subsidiary has been recognized, as the warrants hadn’t been exercised and Digipath, Inc. was still in control of 100% of the interests of the subsidiary as of September 30, 2015. The Company had recorded a total of total of $343,533 expense associated with warrants and recorded as a non-controlling interest because the warrants are issued by the subsidiary. The warrants were exercised on October 1, 2015 pursuant to the Company’s divestiture of Digipath Corp., as described in Note 3.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments on a calendar year basis, including common area maintenance fees, under non-cancelable operating leases are as follows:

2016	$45,026
2017	184,483
2018	190,595
2019	196,951
2020	203,561
Total	$820,616

In addition to this commitment, the Company pays monthly rent, on a month-to-month basis for leased industrial space located in Colorado at the rate of $2,738 per month.

Rent expense was $211,525 and $206,570 for the years ended September 30, 2016 and 2015, respectively.

Note 16 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2016 and 2015, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2016, the Company had approximately $6,811,300 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
Federal statutory income tax rate	35.00%	35.00%
State income taxes	-%	3.95%
Change in valuation allowance	(35.00)%	(38.95)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$2,383,955	$2,328,375

Net deferred tax assets before valuation allowance	$2,383,955	$2,328,375
Less: Valuation allowance	(2,383,955)	(2,328,375)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2016 and 2015, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Preferred Stock Conversions

On November 28, 2016, a shareholder converted 200,000 shares of Series A Preferred into 1,000,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 4, 2016, a shareholder converted 200,000 shares of Series A Preferred into 1,000,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 4, 2016, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Name	Age	Position
Joseph J. Bianco	66	Chairman of the Board, CEO
Todd Denkin	53	COO, President, Director
Todd A. Peterson	47	CFO, Secretary

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Joseph J. Bianco, was appointed to our Board of Directors in October 2015 and serves as its Chairman. On June 21, 2016, the Board appointed Joseph J. Bianco to serve as the Company’s Chief Executive Officer. Mr. Bianco has been the Chief Executive Officer of Whyte Lyon & Company, Inc. since 1984. Mr. Bianco also currently serves as Chairman and CEO of Oak Tree Education. He is also a Director and Chairman of SkinScience Labs, Inc. and of XTOL. He is also Chairman of Evergreen Review, Inc., a not-for-profit revival of a literary magazine prominent in the 1960s and 1970s, a not for profit literary magazine. Mr. Bianco graduated from Yale Law School where he was an editor of the Law Journal. He began teaching law, joining the faculty of Cardozo law school where he became Associate Dean. He authored two books, “The Law of Corporations” (Foundation Press, University Casebook Series), with Yale Prof. Jan Deutsch, and “The Law of Unmarried Couples” (Dell), as well as several scholarly articles. During this period he also consulted to numerous corporations and investment banks, principally on tax matters. We believe that Mr. Bianco’s experience qualifies him to serve as our director.

Todd Denkin has over eight years of experience in the “legal” marijuana industry. Mr. Denkin joined us as the President of The National Marijuana News Corp. in August 2014 and served as our President and Chief Executive Officer until June 21, 2016 when, in connection with Mr. Bianco’s appointment as the Company’s Chief Executive Officer, the Company entered into an Amended and Restated Employment Agreement with Todd Denkin, pursuant to which Mr. Denkin continues to serve as the Company’s President, and in addition as its Chief Operating Officer, and as the President of Digipath’s wholly-owned subsidiaries, Digipath Labs, Inc. and TNM News Corp. Prior to joining Digipath, Mr. Denkin served as co-founder and president of both 10 Mile and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013. From 2009 until 2011, Mr. Denkin was a founder and director of GrowLife, Inc. Prior to joining GrowLife, Inc., Mr. Denkin was the head of the direct sales and marketing teams from 2002 through 2008 with Digital FX International, and helped build a sales organization of over 60,000 representatives. He is a 30-year veteran of the TV and film industry, working at top companies like Dick Clark Productions, Barris/Guber/Peters, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He also directed and produced “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics. We believe that Mr. Denkin’s industry experience qualifies him to serve as our director.

Todd Peterson, CPA, has been the chief financial officer of Digipath since June 19, 2015. Mr. Peterson had previously been the president of KSNE2 Enterprises, LLC, an accounting and consulting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, since August 2008. From February 2007 to August 2008, he was the senior accounting manager of Accuity Financial, an accounting firm located in Las Vegas, Nevada specializing in publicly traded microcap companies, Mr. Peterson was the audit manager of DeJoya Griffith and Company a PCAOB registered audit firm located in Las Vegas, Nevada providing audit and accounting services primarily to publicly traded microcap companies from November 2004 to February 2007, he was also the audit manager of Ocel, Heimer & Associates, Ltd., a regional audit firm located in Minneapolis, Minnesota from 1999 to 2004. Upon graduating from the University of St. Thomas with a Bachelor of Arts degree in accounting in 1997, Mr. Peterson worked as an accountant during 1998 for R.W. Ramsay & Associates, Ltd.

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

Director Nominations

As of September 30, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2016 were filed timely, except for an inadvertent late filing of a Form 4 by Todd Peterson.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2016 and September 30, 2015 to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer, who are our only executive officers.

Summary Compensation Table
						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and	Fiscal			Option		Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards(10)		Compensation	Earnings	Compensation		Total

Joseph J. Bianco,(1)	2016	$27,750	$-	$530,547	(4)	$-	$-	$52,500	(5)	$610,797
Chief Executive Officer	2015	$-	$-	$-		$-	$-	$-		$-

Todd Denkin,(2)	2016	$198,923	$-	$279,235	(6)	$-	$-	$-		$478,158
President and Chief Operating Officer	2015	$207,077	$-	$238,734	(7)	$-	$-	$-		$445,811

Todd A. Peterson,(3)	2016	$96,000	$-	$24,558	(8)	$-	$-	$59,970	(9)	$180,528
Chief Financial Officer	2015	$31,385	$-	$8,186	(8)	$-	$-	$-		$39,571

(1) Joseph J. Bianco was appointed to our Board of Directors in October 2015 and serves as its Chairman. On June 21, 2016, the Board appointed Joseph J. Bianco to serve as the Company’s Chief Executive Officer.

(2) Todd Denkin served as our interim President from April 9, 2014 to May 30, 2014. He was also appointed to serve on our Board of Directors on April 9, 2014. He began serving as the President of The National Marijuana News Corp., our wholly-owned multimedia cannabis business unit, on August 19, 2014. He was appointed to serve as our President and Chief Executive Officer on October 3, 2014, until becoming our President and Chief Operating Officer on June 21, 2016.

(3) Todd A. Peterson was appointed to serve as our Chief Financial Officer, Secretary and Treasurer on June 19, 2015.

(4) Consists of options to purchase 4,750,000 shares of common stock exercisable at $0.20 per share over 10 years issued as a signing bonus on June 21, 2016. The option vests immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares. The Company recognized $530,547 of stock based compensation expense during the year ended September 30, 2016. As of September 30, 2016, 2,375,000 options remained unvested and a total of $412,646 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2017.

(5)Consists of 500,000 shares of common stock issued for service as a Director on January 1, 2016. The Company recognized $52,500 of stock based compensation expense during the year ended September 30, 2016. As of September 30, 2016, a total of $17,500 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2017.

(6) Consists of options to purchase 2,500,000 shares of common stock exercisable at $0.20 per share over 10 years that vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on June 21, 2016. The Company recognized $279,235 of stock based compensation expense during the year ended September 30, 2016. As of September 30, 2016, 1,250,000 options remained unvested and a total of $217,182 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2017.

(7) Consists of fully vested options to purchase 100,000 shares of common stock exercisable at $0.85 per share over 36 months issued as compensation for services on November 7, 2014 and fully vested options to purchase 400,000 shares of common stock exercisable at $0.40 per share over 36 months issued as compensation for services on December 31, 2014. The Company recognized $238,734 of stock based compensation expense during the year ended September 30, 2015.

(8) Consists of options to purchase 100,000 shares of common stock options exercisable at $0.33 per share over 36 months issued as a signing bonus on June 19, 2015. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The Company recognized $24,558 and $8,186 of stock based compensation expense during the years ended September 30, 2016 and 2015, respectively.

(9) Consists of 300,000 shares of common stock issued as a bonus on September 30, 2016. The Company recognized $59,970 of stock based compensation expense during the year ended September 30, 2016.

(10) See Note 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

On June 21, 2016, Joseph Bianco entered into an employment agreement with Digipath, Inc. (the “Bianco Employment Agreement”) pursuant to which he serves as our Chief Executive Officer. Pursuant to the Bianco Employment Agreement:

●	The term of Mr. Bianco’s employment is for a period of three years commencing June 21, 2016.
●	Mr. Bianco is paid a base salary of $96,000 per annum and receives a car allowance of $1,250 per month.
●	In the event of the termination of Mr. Bianco’s employment by the Company other than for Cause, or by Mr. Bianco for Good Reason (as such terms are defined in the Bianco Employment Agreement), Mr. Bianco will be entitled to aggregate severance payments equal to 6-months’ of his base salary.
●	Mr. Bianco was awarded a stock option to purchase 4,750,000 shares of the Company’s common stock at an exercise price of $0.20 per share.
●	The letter agreement between Mr. Bianco’s affiliate and the Company pursuant to which Mr. Bianco had provided consulting services to the Company was terminated.

On June 21, 2016, Todd Denkin entered into an amended and restated employment agreement with Digipath, Inc. (the “Denkin Employment Agreement”) pursuant to which he now serves as our Chief Operating Officer and President, and in addition as the President of Digipath’s wholly-owned subsidiaries, Digipath Labs, Inc. and TNM News Corp. In addition, pursuant to the Denkin Employment Agreement:

●	The term of Mr. Denkin’s employment has been extended for a period of three years from June 21, 2016.
●	Mr. Denkin continues to be paid a base salary of $192,000 per annum, and receives a car allowance of $750 per month.
●	In the event of the termination of Mr. Denkin’s employment by the Company other than for Cause, or by Mr. Denkin for Good Reason (as such terms are defined in the Denkin Employment Agreement), Mr. Denkin will be entitled to aggregate severance payments equal to 8-months’ of his base salary.
●	Mr. Denkin was awarded a stock option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share.

On June 19, 2015, Mr. Peterson was appointed to serve as Chief Financial Officer pursuant to an Employment Agreement for an initial term of three-months, which renews automatically for successive three-month periods unless either party provides written notice of non-renewal at least 10-days prior to the expiration of the then term. The Employment Agreement also has confidentiality and non-solicit provisions. Mr. Peterson received an initial salary of $7,500 per month and a $500 monthly stipend to cover health insurance costs, which may be increased from time to time. In addition, Mr. Peterson was issued an option to purchase 100,000 shares of common stock at an exercise price of $0.33 (the closing price of our common stock on the date of grant), vesting quarterly over the one-year period following the grant date.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at September 30, 2016.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Joseph Bianco, Chief Executive Officer	2,375,000	(1)	2,375,000	(1)	$0.20	June 21, 2026

Todd Denkin, Chief Operating Officer	1,250,000	(2)	1,250,000	(2)	$0.20	June 21, 2026
	100,000	(3)	-0-	(3)	$0.85	December 31, 2017
	400,000	(4)	-0-	(4)	$0.40	November 7, 2017

Todd Peterson, Chief Financial Officer	100,000	(5)	75,000	(5)	$0.33	June 19, 2018

(1) Options granted on June 21, 2016, vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter.

(2) Options granted on June 21, 2016, vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter.

(3) Options granted on December 31, 2014, fully vested.

(4) Options granted on November 7, 2014, fully vested.

(5) Options granted on June 19, 2015, vest in four equal annual installments, commencing three months from the date of grant, and continuing on the next three anniversaries thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2016.

Director Compensation

During our fiscal year ended September 30, 2016, we did not provide compensation to any of our directors for serving as our director. On November 23, 2015, we entered into an agreement with our Chairman of the Board for an initial term of 15 months, commencing retroactively from October 1, 2015 which ended on June 21, 2016 with Mr. Bianco’s appointment as Chief Executive Officer, pursuant to which Mr. Bianco was entitled to a monthly fee of $4,000, of which $2,000 was deferred until the Company’s operations become cash flow positive. Mr. Bianco was also awarded 500,000 shares of common stock pursuant to such agreement for his service as a director. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 21, 2016, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock		Total
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)	Voting Power(8)
Officers and Directors:
Joseph Bianco, Chairman(4)	2,875,000	10.5%	-	-	*
Todd Denkin, CEO and Director(5)	1,750,000	6.5%	-	-	*
Todd A. Peterson, CFO(6)	400,000	1.6%	-	-	-
Directors and Officers as a Group (3 persons)	5,025,000	18.5%	-	-	*
5% Holders:
Raw Alternative LLC (7)	2,000,000	8.0%	400,000	-	9.6%

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 24,991,041 shares of Common Stock outstanding as of December 21, 2016. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 21, 2016, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership of preferred stock is based upon 3,020,442 shares of Series A Preferred Stock outstanding as of December 21, 2016.

(4) Includes stock options to purchase 4,750,000 shares of Common Stock exercisable at $0.20, which 2,375,000 shares are vested within 60 days of December 21, 2016.

(5) Includes stock options to purchase 2,500,000 shares of Common Stock exercisable at $0.20, which 1,250,000 shares are vested within 60 days of December 21, 2016, 400,000 shares of Common Stock exercisable at $0.85 and stock options to purchase 100,000 shares of Common Stock exercisable at $0.40 within 60 days of December 21, 2016.

(6) Includes stock options to purchase 100,000 shares of Common Stock exercisable at $0.33, of which 50,000 shares are vested within 60 days of December 21, 2016.

(7) Based solely on a Schedule 13D filed with the SEC by RAW Alternative, LLC (“RAW”) on January 29, 2015 and the shareholder reports from the Company’s transfer agent. Robert Philpott is the Chief Financial Officer of RAW and has voting and dispositive power of the shares of common stock held by RAW.

(8) Series A Preferred Stock carries preferential voting equal to the number of shares of common stock into which such Series A Preferred may then be converted, currently 5:1, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, which carried 8,977,765 votes as of December 21, 2016.

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

Director Independence

Our board of directors currently consists of Joseph Bianco, our Chief Executive Officer, and Todd Denkin, our President and Chief Operating Officer. As executive officers, neither Mr. Bianco nor Mr. Denkin qualify as “independent” under standards of independence set forth by national securities exchanges, thus we do not have a majority of our board comprised of “independent directors”. However, as our common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

Anton & Chia, LLP (“A&C”) serves as our principal independent registered public accounting firm for the years ended September 30, 2016 and 2015. All audit work was performed by the full time employees of A&C. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by A&C. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2016	2015
Audit fees(1)	$39,000	$38,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$39,000	$38,500

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)

3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)

3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)

3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)

10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)

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

10.6

Amended and Restated Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)

10.7	Employment Agreement, dated as of April 9, 2014, between Digipath, Inc. and Todd Denkin (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)

10.8	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between Digipath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 23, 2015)

10.9	Omnibus Agreement and Amendment, dated as of October 1, 2015, among Digipath, Inc., Digipath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2015)

10.10

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

DIGIPATH, INC.
(Registrant)

By:	/s/ Joseph J. Bianco
Joseph J. Bianco
Chief Executive Officer

Dated:	January 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Bianco	Chief Executive Officer and Chairman	January 9, 2017
Joseph J. Bianco	(Principal Executive Officer)

/s/ Todd A. Peterson	Chief Financial Officer and Secretary	January 9, 2017
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Todd Denkin	President, Chief Operating Officer, Director	January 9, 2017
Todd Denkin

