Form 10-Q
period 2016-12-31
DigiPath,Inc.
filed 2017-02-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2016

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

The number of shares of registrant’s common stock outstanding as of February 10, 2017 was 27,341,041.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets

Current assets:
Cash	$163,338	$135,390
Accounts receivable, net	107,334	98,441
Prepaid expenses	15,889	24,246
Deposits	39,850	39,850
Total current assets	326,411	297,927

Fixed assets, net	1,080,184	1,139,748
Available-for-sale securities	16,000	9,200

Total Assets	$1,422,595	$1,446,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$144,527	$157,666
Accrued expenses	45,046	54,247
Total current liabilities	189,573	211,913

Total Liabilities	189,573	211,913

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 3,020,442 and 3,520,442 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	3,020	3,520
Common stock, $0.001 par value, 90,000,000 shares authorized; 24,991,041 and 22,491,041 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	24,991	22,491
Additional paid-in capital	11,796,702	11,681,282
Accumulated other comprehensive loss	(34,000)	(40,800)
Accumulated (deficit)	(10,557,691)	(10,431,531)
	1,233,022	1,234,962
Noncontrolling interest	-	-
Total Stockholders’ Equity	1,233,022	1,234,962

Total Liabilities and Stockholders’ Equity	$1,422,595	$1,446,875

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015

Revenues	$409,751	$102,136
Cost of sales	104,602	69,992
Gross profit	305,149	32,144

Operating expenses:
General and administrative	317,563	265,640
Professional fees	191,643	242,884
Bad debts expense	16,950	289,771
Depreciation and amortization	61,653	61,092
Total operating expenses	587,809	859,387

Operating loss	(282,660)	(827,243)

Other income (expense):
Other income	154,000	18,000
Interest income	2,500	2,500
Gain on early extinguishment of debt	-	12,133
Equity in losses of unconsolidated entity	-	(938,251)
Total other income (expense)	156,500	(905,618)

Net loss from continuing operations	$(126,160)	$(1,732,861)
Less: Net loss attributable to the noncontrolling interest	-	-
Net loss	$(126,160)	$(1,732,861)

Weighted average number of common shares outstanding - basic and fully diluted	23,947,563	14,712,343

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.12)

Net loss attributable to Digipath, Inc.	$(126,160)	$(1,732,861)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	6,800	(3,400)

Comprehensive loss	$(119,360)	$(1,736,261)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(126,160)	$(1,732,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	16,950	289,771
Depreciation and amortization expense	61,653	61,092
Stock issued for services, related parties	17,500	-
Options and warrants granted for services, related parties	99,920	109,810
Gain on early extinguishment of debt	-	(12,133)
Equity in losses of unconsolidated entity	-	938,251
Decrease (increase) in assets:
Accounts receivable	(25,843)	(41,304)
Prepaid expenses	8,357	(870)
Increase (decrease) in liabilities:
Accounts payable	(13,139)	5,493
Accrued expenses	(9,201)	(10,426)
Deferred revenues	-	(1,839)
Net cash provided by (used in) operating activities	30,037	(395,016)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	-	(57,876)
Purchase of fixed assets	(2,089)	(9,470)
Net cash used in investing activities	(2,089)	(67,346)

Cash flows from financing activities
Proceeds from sale of common stock	-	45,000
Net cash provided by financing activities	-	45,000

Net increase (decrease) in cash	27,948	(417,362)
Cash - beginning	135,390	481,095
Cash - ending	$163,338	$63,733

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$500,000	$280,000

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada and have plans to open labs in other states that have legalized the sale of cannabis.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2016:

State of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Entity formed for prospective purposes, but has not incurred any income or expenses to date.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of December 31, 2016, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to early adopt the ASU in 2017.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 amended guidance regarding accounting for Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. When effective, this standard will replace most existing revenue recognition guidance in GAAP. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not comprehensively addressed in GAAP. This guidance is required to be adopted by us in the first quarter of fiscal 2019 by either recasting all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties that are under Common Control. The amendments in this Update improve GAAP involving situations consisting of common control, wherein a single decision maker focuses on the economics to which it is exposed when determining whether it is the primary beneficiary of a variable interest entity (“VIE”) before potentially evaluating which party is most closely associated with the VIE. ASU 2016-17 is effective for public entities for fiscal periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($10,557,691), and as of December 31, 2016, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Based Compensation for Services

On January 1, 2016, we issued 500,000 shares of common stock to an entity owned by our CEO as compensation for board services rendered during the 2016 calendar year. The aggregate fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed in ratably over the requisite service period, resulting in $17,500 of stock based compensation expense during the three months ended December 31, 2016.

On June 21, 2016, the Company granted options to purchase 4,750,000 shares of common stock as compensation for services to our CEO, Mr. Bianco. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $943,193. The options are being expensed over the vesting period, resulting in $58,950 of stock based compensation expense during the three months ended December 31, 2016.

On June 21, 2016, the Company granted options to purchase 2,500,000 shares of common stock as compensation for services to our President and COO, Mr. Denkin. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $496,417. The options are being expensed over the vesting period, resulting in $31,026 of stock based compensation expense during the three months ended December 31, 2016.

On June 1, 2015, the Company granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Scientist. The options vest ratably in quarterly increments over two years beginning September 1, 2015. The options are exercisable until June 1, 2025 at an exercise price of $0.40 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 247% and a call option value of $0.3978, was $79,552. The options are being expensed over the vesting period, resulting in $9,944 of stock based compensation expense during the three months ended December 31, 2016.

Note 4 – Fair Value of Financial Instruments

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2016 and September 30, 2016, respectively:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$163,338	$-	$-
Available-for-sale securities	16,000	-	-
Total assets	179,338	-	-
Liabilities
Total liabilities	-	-	-
	$179,338	$-	$-

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$135,390	$-	$-
Available-for-sale securities	9,200	-	-
Total assets	144,590	-	-
Liabilities
Total liabilities	-	-	-
	$144,590	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2016 or the year ended September 30, 2016.

Note 5 – Accounts Receivable

Accounts receivable was $107,334 and $98,441 at December 31, 2016 and September 30, 2016, respectively, net of allowance for doubtful accounts of $14,450 and $-0- at December 31, 2016 and September 30, 2016, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Software	$121,617	$121,617
Office equipment	36,080	36,080
Furniture and fixtures	2,357	2,357
Lab equipment	813,712	811,623
Leasehold improvements	487,066	487,066
	1,460,832	1,458,743
Less: accumulated depreciation	(380,648)	(318,995)
Total	$1,080,184	$1,139,748

On October 1, 2015, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

Depreciation and amortization expense totaled $61,653 and $61,092 for the three months ended December 31, 2016 and 2015, respectively.

Note 7 – Available-for-Sale Securities

Available-for-sale securities consist of the following at December 31, 2016 and September 30, 2016:

For the Three Months Ended December 31, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(34,000)	$16,000

Total available-for-sale securities	$50,000	-	$(34,000)	$16,000

For the Year Ended September 30, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Income	Income	Value
Common stock	$50,000	-	$(40,800)	$9,200

Total available-for-sale securities	$50,000	-	$(40,800)	$9,200

Common stock consisted of 400,000 shares of common stock of Blue Line Protection Group, Inc., a Nevada corporation, acquired in March of 2015 for $50,000.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of December 31, 2016, there were 3,020,442 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 3,020,442 shares of Series A Preferred outstanding at December 31, 2016 are convertible into 15,102,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 24,991,041 shares were issued and outstanding as of December 31, 2016.

Common Stock Issued for Services

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

Amortization of Stock Options

A total of $99,920 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the three months ended December 31, 2016.

Note 9 – Common Stock Options

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

A total of 9,291,530 options were outstanding as of December 31, 2016. No options were granted, exercised or expired during the three months ended December 31, 2016.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Common Stock Warrants

A total of 4,193,136 warrants were outstanding as of December 31, 2016. No warrants were granted, exercised or expired during the three months ended December 31, 2016.

Note 11 – Other Income

Other income consists of rental income of $-0- and $18,000 for the three months ended December 31, 2016 and 2015, respectively, for office space subleased to GB Sciences, Inc. at a monthly fee of $6,000, along with $150,000 received during the three months ended December 31, 2016 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $4,000 and $-0- of other income for the three months ended December 31, 2016 and 2015, respectively, related to restitution payments received from a former employee.

Note 12 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended December 31, 2016 and the year ended September 30, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2016, the Company had approximately $6,818,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and September 30, 2016, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Preferred Stock Conversions

On January 20, 2017, a shareholder converted 100,000 shares of Series A Preferred into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 27, 2017, a shareholder converted 220,000 shares of Series A Preferred into 1,100,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 27, 2017, another shareholder converted 150,000 shares of Series A Preferred into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Options expired

On January 1, 2017, options to purchase a total of 1,530 shares of common stock at $3.30 per share expired.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2016 and 2015. The operations of our deconsolidated subsidiary, Digipath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Three Months Ended December 31,		Increase /
	2016	2015	(Decrease)
Revenues	$409,751	$102,136	$307,615
Cost of sales	104,602	69,992	34,610
Gross profit	305,149	32,144	273,005

Operating expenses:
General and administrative	317,563	265,640	51,923
Professional fees	191,643	242,884	(51,241)
Bad debts expense (recoveries)	16,950	289,771	(272,821)
Depreciation and amortization	61,653	61,092	561
Total operating expenses:	587,809	859,387	(271,578)

Operating loss	(282,660)	(827,243)	(544,583)

Total other income (expense)	156,500	(905,618)	1,062,118

Net loss	$(126,160)	$(1,732,861)	$(1,606,701)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the three months ended December 31, 2016 were $409,751, compared to revenues of $102,136 during the three months ended December 31, 2015, an increase of $307,615, or 301%. The revenue in the current period was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, established their operations. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2017.

Cost of Sales

Cost of sales for the three months ended December 31, 2016 were $104,602, compared to $69,992 during the three months ended December 31, 2015, an increase of $34,610, or 49%. Cost of sales consists primarily of labor and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the increased supplies consumed in our testing operations that increased by approximately 300% over the comparative period, while our labor only increased by approximately 22%, thereby improving our gross margins by approximately 43%, resulting in gross margins of approximately 74.5% during the three months ended December 31, 2016, compared to gross margins of approximately 31.5% during the three months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2016 were $317,563, compared to $265,640 during the three months ended December 31, 2015, an increase of $51,923, or 20%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The increase was primarily due to increased officer compensation and travel expenses as we added an executive position during June of 2016 and have explored expansion opportunities.

Professional Fees

Professional fees for the three months ended December 31, 2016 were $191,643, compared to $242,884 during the three months ended December 31, 2015, a decrease of $51,241, or 21%. Professional fees decreased primarily due to decreased legal services during the current period, compared to the comparative period.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2016 was $16,950, compared to $289,771 during the three months ended December 31, 2015, a decrease of $272,821, or 94%. Bad debts expense during the current period consisted of an increased allowance for doubtful accounts of $14,450 related to our trade receivables and another $2,500 of an increased allowance for doubtful accounts related to interest on our impaired note receivable owed by Digpath Corp., compared to an increased allowance for doubtful accounts of $24,146 related to our trade receivables and another $265,625 of an increased allowance for doubtful accounts related to interest and principal on our impaired note receivable owed by Digipath Corp. for the three months ended December, 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2016 was $61,653, compared to $61,092 during the three months ended December 31, 2015, an increase of $561, or 1%.

Operating Loss

Our operating loss for the three months ended December 31, 2016 was $282,660, compared to $827,243 during the three months ended December 31, 2015, a decrease of $544,583, or 66%. Our operating loss decreased primarily due to increased revenues, decreased legal fees and decreased bad debts during the three months ended December 31, 2016, compared to the three months ended December 31, 2015.

Other Income (Expense)

Other income for the three months ended December 31, 2016 was $156,500, compared to other expenses on a net basis of $905,618 during the three months ended December 31, 2015, a net increase of $1,062,118. Other income consisted of rental income of $-0- and $18,000 for the three months ended December 31, 2016 and 2015, respectively, for office space subleased to GB Sciences, Inc. at a monthly fee of $6,000, along with $150,000 received during the three months ended December 31, 2016 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $4,000 and $-0- of other income for the three months ended December 31, 2016 and 2015, respectively, related to restitution payments received from a former employee.

Net Loss

Net loss for the three months ended December 31, 2016 was $126,160, compared to $1,732,861 during the three months ended December 31, 2015, a decrease of $1,606,701, or 93%.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three month periods ended December 31, 2016 and 2015:

	2016	2015
Operating Activities	$30,037	$(395,016)
Investing Activities	(2,089)	(67,346)
Financing Activities	-	45,000
Net Increase (Decrease) in Cash	$27,948	$(417,362)

Net Cash Provided by (Used in) Operating Activities

During the three months ended December 31, 2016, net cash provided by operating activities was $30,037, compared to net cash used in operating activities of $395,016 for the same period ended December 31, 2015. The increase in cash provided by operating activities is primarily attributable to our 301% increase in revenues and our 32% decrease in in operating expenses from cost savings we implemented as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the three months ended December 31, 2016, net cash used in investing activities was $2,089, compared to $67,346 for the same period ended December 31, 2015. The decrease is attributable to greater investments made for cannabis testing equipment in the previous period than were necessary in the current period, as well as $57,876 of cash held and retained by our subsidiary, Digipath Corp., at the time of divestiture in the comparative period.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2016, net cash provided by financing activities was $-0-, compared to $45,000 for the same period ended December 31, 2015. The decrease is because we did not sell any securities during the three months ended December 31, 2016.

Ability to Continue as a Going Concern

As of December 31, 2016, our balance of cash on hand was $163,338. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of December 31, 2016, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

U.S. GAAP considers a change in reporting entity to include “changing specific subsidiaries that make up the group of entities for which consolidated financial statements are presented.” Circumstances may arise where a parent’s controlling financial interest (e.g., generally an ownership interest in excess of fifty percent of the outstanding voting stock) is reduced to a noncontrolling investment that still enables it to exercise significant influence over the operating and financial policies of the investee. A change that results from changed facts and circumstances (such as a partial sale of a subsidiary), where there was only one acceptable method of accounting prior to the change in circumstances (consolidation) and only one acceptable method of accounting after the change (equity method accounting), is not a change in reporting entity and is not be accounted for retrospectively. Accordingly, a change from a controlling interest to a noncontrolling investment accounted for under the equity method is accounted for prospectively from the date of change in control. When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Date: February 13, 2017

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

