Form 10-Q
period 2017-03-31
DigiPath,Inc.
filed 2017-05-12
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 10, 2017 was 31,707,116.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets

Current assets:
Cash	$277,560	$135,390
Accounts receivable, net	166,964	98,441
Prepaid expenses	44,184	24,246
Deposits	25,647	39,850
Total current assets	514,355	297,927

Fixed assets, net	1,019,445	1,139,748
Available-for-sale securities	15,720	9,200

Total Assets	$1,549,520	$1,446,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$53,222	$157,666
Accrued expenses	31,708	54,247
Total current liabilities	84,930	211,913

Total Liabilities	84,930	211,913

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 2,290,442 and 3,520,442 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	2,290	3,520
Common stock, $0.001 par value, 90,000,000 shares authorized; 30,754,616 and 22,491,041 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively	30,755	22,491
Additional paid-in capital	12,247,116	11,681,282
Accumulated other comprehensive loss	(34,280)	(40,800)
Accumulated (deficit)	(10,781,291)	(10,431,531)
	1,464,590	1,234,962
Noncontrolling interest	-	-
Total Stockholders’ Equity	1,464,590	1,234,962

Total Liabilities and Stockholders’ Equity	$1,549,520	$1,446,875

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$497,049	$141,116	$906,800	$243,252
Cost of sales	221,010	85,367	425,142	155,359
Gross profit	276,039	55,749	481,658	87,893

Operating expenses:
General and administrative	327,384	280,961	607,070	607,693
Professional fees	273,951	167,804	465,594	410,688
Bad debts expense	6,804	13,250	23,754	303,021
Total operating expenses	608,139	462,015	1,096,418	1,321,402

Operating loss	(332,100)	(406,266)	(614,760)	(1,233,509)

Other income (expense):
Other income	106,000	12,000	260,000	30,000
Interest income	2,500	2,500	5,000	5,000
Gain on early extinguishment of debt	-	-	-	12,133
Equity in losses of unconsolidated entity	-	(54,431)	-	(992,682)
Total other income (expense)	108,500	(39,931)	265,000	(945,549)

Net loss from continuing operations	$(223,600)	$(446,197)	$(349,760)	$(2,179,058)
Less: Net loss attributable to the noncontrolling interest	-	-	-	-
Net loss	$(223,600)	$(446,197)	$(349,760)	$(2,179,058)

Weighted average number of common shares outstanding - basic and fully diluted	28,063,050	16,650,142	25,982,694	15,675,948

Net loss per share - basic and fully diluted	$(0.01)	$(0.03)	$(0.01)	$(0.14)

Net loss attributable to Digipath, Inc.	$(223,600)	$(446,197)	$(349,760)	$(2,179,058)
Other comprehensive income (loss)
Available-for-sale investments:
Change in net unrealized income (loss) (net of tax effect)	(280)	(2,720)	6,520	(6,120)

Comprehensive loss	$(223,880)	$(448,917)	$(343,240)	$(2,185,178)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(349,760)	$(2,179,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	23,754	303,021
Depreciation and amortization expense	123,073	122,230
Stock issued for services, related parties	58,123	17,500
Stock issued for services	64,905	38,480
Options and warrants granted for services, related parties	179,952	16,372
Options and warrants granted for services	19,888	111,569
Gain on early extinguishment of debt	-	(12,133)
Equity in losses of unconsolidated entity	-	992,682
Decrease (increase) in assets:
Accounts receivable	(92,277)	(50,384)
Prepaid expenses	(19,938)	(8,883)
Deposits	14,203	-
Increase (decrease) in liabilities:
Accounts payable	(104,444)	63,998
Accrued expenses	(22,539)	1,450
Deferred revenues	-	(4,167)
Net cash used in operating activities	(105,060)	(587,323)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	-	(57,876)
Purchase of fixed assets	(2,770)	(10,579)
Net cash used in investing activities	(2,770)	(68,455)

Cash flows from financing activities
Proceeds from sale of common stock	250,000	357,500
Net cash provided by financing activities	250,000	357,500

Net increase (decrease) in cash	142,170	(298,278)
Cash - beginning	135,390	481,095
Cash - ending	$277,560	$182,817

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$6,520	$(6,120)
Value of preferred stock converted to common stock	$1,230,000	$380,000

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada. We also have plans to open labs in other states that have legalized the sale of cannabis.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of March 31, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($10,781,291), and as of March 31, 2017, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Based Compensation for Services

On March 1, 2017, we issued 25,000 shares of common stock to our CFO as a bonus for services rendered. The aggregate fair value of the common stock was $6,623 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On February 22, 2017, we issued 100,000 shares of common stock to Dr. Alfredo Axtmayer in connection with his appointment to our Board of Directors. The aggregate fair value of the common stock was $34,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On January 1, 2016, we issued 500,000 shares of common stock to an entity owned by our CEO as compensation for board services rendered during the 2016 calendar year. The aggregate fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed in ratably over the requisite service period, resulting in $17,500 of stock based compensation expense during the six months ended March 31, 2017.

On June 21, 2016, we granted options to purchase 4,750,000 shares of common stock as compensation for services to our CEO. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $943,193. The options are being expensed over the vesting period, resulting in $117,900 of stock based compensation expense during the six months ended March 31, 2017.

On June 21, 2016, we granted options to purchase 2,500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $496,417. The options are being expensed over the vesting period, resulting in $62,052 of stock based compensation expense during the six months ended March 31, 2017.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2017 and September 30, 2016, respectively:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$277,560	$-	$-
Available-for-sale securities	15,720	-	-
Total assets	293,280	-	-
Liabilities
Total liabilities	-	-	-
	$293,280	$-	$-

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$135,390	$-	$-
Available-for-sale securities	9,200	-	-
Total assets	144,590	-	-
Liabilities
Total liabilities	-	-	-
	$144,590	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2017 or the year ended September 30, 2016.

Note 5 – Accounts Receivable

Accounts receivable was $166,964 and $98,441 at March 31, 2017 and September 30, 2016, respectively, net of allowance for doubtful accounts of $18,754 and $-0- at March 31, 2017 and September 30, 2016, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Software	$121,617	$121,617
Office equipment	36,080	36,080
Furniture and fixtures	2,357	2,357
Lab equipment	814,393	811,623
Leasehold improvements	487,066	487,066
	1,461,513	1,458,743
Less: accumulated depreciation	(442,068)	(318,995)
Total	$1,019,445	$1,139,748

On October 1, 2015, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

Depreciation and amortization expense totaled $123,073 and $122,230 for the six months ended March 31, 2017 and 2016, respectively.

Note 7 – Available-for-Sale Securities

Available-for-sale securities consist of the following at March 31, 2017 and September 30, 2016:

For the Six Months Ended March 31, 2017
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Common stock	$50,000	-	$(34,280)	$15,720

Total available-for-sale securities	$50,000	-	$(34,280)	$15,720

For the Year Ended September 30, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Common stock	$50,000	-	$(40,800)	$9,200

Total available-for-sale securities	$50,000	-	$(40,800)	$9,200

Common stock consisted of 400,000 shares of common stock of Blue Line Protection Group, Inc., a Nevada corporation, acquired in March of 2015 for $50,000.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of March 31, 2017, there were 2,290,442 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 2,290,442 shares of Series A Preferred outstanding at March 31, 2017 are convertible into 11,452,210 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

During the six months ended March 31, 2017, a total of 1,230,000 Series A Preferred shares were converted into 6,150,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 30,754,616 shares were issued and outstanding as of March 31, 2017.

Common Stock Sales

On February 21, 2017, the Company sold 1,428,575 units, consisting of 1,428,575 shares of its common stock and 714,285 warrants, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The warrants were assigned to two individuals by the purchaser at the time of the sale.

Common Stock Issued for Services

On March 1, 2017, the Company issued 25,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $6,623 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On March 1, 2017, the Company issued 50,000 shares of common stock to its Chief Scientist as a bonus for services rendered. The aggregate fair value of the common stock was $13,245 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On February 23, 2017, the Company issued 100,000 shares of common stock to a consultant for services to be rendered over a six month period. The aggregate fair value of the common stock was $29,000 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period.

On February 22, 2017, the Company issued 100,000 shares of common stock to Dr. Alfredo Axtmayer in connection with his appointment to our Board of Directors. The aggregate fair value of the common stock was $34,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On February 22, 2017, the Company issued 40,000 shares of common stock to a consultant for services rendered. The aggregate fair value of the common stock was $13,600 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On February 7, 2017, a total of 370,000 shares of common stock were issued to six consultants that were engaged to assist the Company with acquisition activities over a six month period. The aggregate fair value of the common stock was $82,251 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the six month requisite service period.

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

A total of $123,028 of stock-based compensation expense was recognized from the amortization of common stock issued for services over the requisite service period during the six months ended March 31, 2017.

Amortization of Stock Options

A total of $199,820 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the six months ended March 31, 2017.

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

A total of 9,290,000 options were outstanding as of March 31, 2017. No options were granted or exercised during the six months ended March 31, 2017. On January 1, 2017, options to purchase 1,530 shares of common stock at $3.30 per share expired.

Note 10 – Common Stock Warrants

A total of 4,907,421 warrants were outstanding as of March 31, 2017. No warrants were exercised or expired during the six months ended March 31, 2017. Warrants to purchase a total of 714,285 shares of common stock at $0.26 per share over a 36 month period were issued on February 21, 2017 pursuant to a unit offering for the sale of 1,428,575 shares in exchange for proceeds of $250,000. The warrants were assigned to two individuals by the purchaser at the time of the sale.

Note 11 – Other Income

Other income consists of rental income of $1,500 and $30,000 for the six months ended March 31, 2017 and 2016, respectively, for office and storage space subleased, along with $250,000 received from GB Sciences, Inc. during the six months ended March 31, 2017 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $8,500 and $-0- of other income for the six months ended March 31, 2017 and 2016, respectively, related to restitution payments received from a former employee.

Note 12 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended March 31, 2017 and the year ended September 30, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2017, the Company had approximately $6,839,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2017 and September 30, 2016, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13 – Subsequent Events

Preferred Stock Conversions

On April 17, 2017, a shareholder converted 142,500 shares of Series A Preferred into 712,500 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Issued for Services

On May 2, 2017, the Company issued 100,000 shares of common stock to Dr. John Abroon in connection with his appointment to our newly created Advisory Board.

On May 2, 2017, the Company issued 140,000 shares of common stock to its new Director of Business Development in consideration of services rendered from April 1, 2017 through May 31, 2017.

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada. We also have plans to open labs in other states that have legalized the sale of cannabis.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

Results of Operations for the Three Months Ended March 31, 2017 and 2016:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2017 and 2016. The operations of our deconsolidated subsidiary, Digipath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Three Months Ended March 31,		Increase /
	2017	2016	(Decrease)
Revenues	$497,049	$141,116	$355,933
Cost of sales	221,010	85,367	135,643
Gross profit	276,039	55,749	220,290

Operating expenses:
General and administrative	327,384	280,961	46,423
Professional fees	273,951	167,804	106,147
Bad debts expense	6,804	13,250	(6,446)
Total operating expenses:	608,139	462,015	146,124

Operating loss	(332,100)	(406,266)	(74,166)

Total other income (expense)	108,500	(39,931)	148,431

Net loss	$(223,600)	$(446,197)	$(222,597)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the three months ended March 31, 2017 were $497,049, compared to revenues of $141,116 during the three months ended March 31, 2016, an increase of $355,933, or 252%. The revenue in the current period was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, established their operations. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2017 as Nevada laws permitting the recreational use of marijuana become effective on July 1, 2017.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 were $221,010, compared to $85,367 during the three months ended March 31, 2016, an increase of $135,643, or 159%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the operational increases over the comparative period, resulting in improved gross margins of approximately 56% during the three months ended March 31, 2017, compared to gross margins of approximately 40% during the three months ended March 31, 2016, as we were able to realize efficiencies in economies of scale.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $327,384, compared to $280,961 during the three months ended March 31, 2016, an increase of $46,423, or 17%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. The increase was primarily due to increased officer compensation and travel expenses as we added an executive position during June of 2016 and have ramped up expansion efforts.

Professional Fees

Professional fees for the three months ended March 31, 2017 were $273,951, compared to $167,804 during the three months ended March 31, 2016, an increase of $106,147, or 63%. Professional fees increased primarily due to increased stock-based compensation paid to consultants engaged to pursue our expansion efforts during the current period.

Bad Debts Expense

Bad debts expense for the three months ended March 31, 2017 was $6,804, compared to $13,250 during the three months ended March 31, 2016, a decrease of $6,446, or 49%. Bad debts expense during the current period consisted of an increased allowance for doubtful accounts of $4,304 related to our trade receivables and another $2,500 of an increased allowance for doubtful accounts related to interest on our impaired note receivable owed by Digpath Corp., compared to an increased allowance for doubtful accounts of $10,750 related to our trade receivables and another $2,500 of an increased allowance for doubtful accounts related to interest and principal on our impaired note receivable owed by Digipath Corp. for the three months ended March, 31, 2016.

Operating Loss

Our operating loss for the three months ended March 31, 2017 was $332,100, compared to $406,266 during the three months ended March 31, 2016, a decrease of $74,166, or 18%. Our operating loss decreased primarily due to our increased revenues and improved gross margins, offset in part by increased professional fees related to our expansion efforts during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Other Income (Expense)

Other income for the three months ended March 31, 2017 was $108,500, compared to other expenses on a net basis of $39,931 during the three months ended March 31, 2016, a net increase of $148,431. Other income consisted of rental income of $1,500 and $12,000 for the three months ended March 31, 2017 and 2016, respectively, from subleased office and storage space, along with $100,000 received during the three months ended March 31, 2017 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $4,500 and $-0- of other income for the three months ended March 31, 2017 and 2016, respectively, related to restitution payments received from a former employee.

Net Loss

Net loss for the three months ended March 31, 2017 was $223,600, compared to $446,197 during the three months ended March 31, 2016, a decrease of $222,597, or 50%.

Results of Operations for the Six Months Ended March 31, 2017 and 2016:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2017 and 2016. The operations of our deconsolidated subsidiary, Digipath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Six Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Revenues	$906,800	$243,252	$663,548
Cost of sales	425,142	155,359	269,783
Gross profit	481,658	87,893	393,765

Operating expenses:
General and administrative	607,070	607,693	(623)
Professional fees	465,594	410,688	54,906
Bad debts expense	23,754	303,021	(279,267)
Total operating expenses:	1,096,418	1,321,402	(224,984)

Operating loss	(614,760)	(1,233,509)	(618,749)

Total other income (expense)	265,000	(945,549)	1,210,549

Net loss	$(349,760)	$(2,179,058)	$(1,829,298)

Revenues

Revenues were generated by our cannabis testing lab and our advertising from our National Marijuana News Corp. division. Aggregate revenues for the six months ended March 31, 2017 were $906,800, compared to revenues of $243,252 during the six months ended March 31, 2016, an increase of $663,548, or 273%. The revenue in the current period was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, established their operations. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2017 as Nevada laws permitting the recreational use of marijuana become effective on July 1, 2017.

Cost of Sales

Cost of sales for the six months ended March 31, 2017 were $425,142, compared to $155,359 during the six months ended March 31, 2016, an increase of $269,783, or 174%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the operational increases over the comparative period, resulting in improved gross margins of approximately 53% during the six months ended March 31, 2017, compared to gross margins of approximately 36% during the six months ended March 31, 2016, as we were able to realize efficiencies in economies of scale.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2017 were $607,070, compared to $607,693 during the six months ended March 31, 2016, a decrease of $623. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the six months ended March 31, 2017 were $465,594, compared to $410,688 during the six months ended March 31, 2016, an increase of $54,906, or 13%. Professional fees increased primarily due to increased stock-based compensation paid to consultants engaged to pursue our expansion efforts during the current period.

Bad Debts Expense

Bad debts expense for the six months ended March 31, 2017 was $23,754, compared to $303,021 during the six months ended March 31, 2016, a decrease of $279,267, or 92%. Bad debts expense during the current period consisted of an increased allowance for doubtful accounts of $18,754 related to our trade receivables and another $5,000 of an increased allowance for doubtful accounts related to interest on our impaired note receivable owed by Digpath Corp., compared to an allowance for doubtful accounts of $266,875 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay, as well as an allowance for bad debts of $36,146 on past due rent receivables owed to us by our former sublet tenant for the six months ended March, 31, 2016.

Operating Loss

Our operating loss for the six months ended March 31, 2017 was $614,760, compared to $1,233,509 during the six months ended March 31, 2016, a decrease of $618,749, or 50%. Our operating loss decreased primarily due to our increased revenues, improved gross margins and fewer bad debts, offset in part by increased professional fees related to our expansion efforts during the six months ended March 31, 2017, compared to the six months ended March 31, 2016.

Other Income (Expense)

Other income for the six months ended March 31, 2017 was $265,000, compared to other expenses on a net basis of $945,549 during the six months ended March 31, 2016, a net increase of $1,210,549. Other income consisted of rental income of $1,500 and $30,000 for the six months ended March 31, 2017 and 2016, respectively, from subleased office and storage space, along with $250,000 received during the six months ended March 31, 2017 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $8,500 and $-0- of other income related to restitution payments received from a former employee and $5,000 of interest income from debt owed to us by Digipath Corp. for both the six months ended March 31, 2017 and 2016. Other expenses during the six months ended March 31, 2016 also consisted of equity in losses of unconsolidated entity of $992,682, which consisted of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $99,357 from our interest in the current period losses of the unconsolidated entity, as diminished by a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp.

Net Loss

Net loss for the six months ended March 31, 2017 was $349,760, compared to $2,179,058 during the six months ended March 31, 2016, a decrease of $1,829,298, or 84%. Our net loss decreased primarily due to our increased revenues and from the avoidance of loss from our unconsolidated subsidiary, Digipath Corp.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2017 and 2016:

	2017	2016
Operating Activities	$(105,060)	$(587,323)
Investing Activities	(2,770)	(68,455)
Financing Activities	250,000	357,500
Net Increase (Decrease) in Cash	$142,170	$(298,278)

Net Cash Provided by (Used in) Operating Activities

During the six months ended March 31, 2017, net cash used in operating activities was $105,060, compared to net cash used in operating activities of $587,323 for the same period ended March 31, 2016. The increase in cash provided by operating activities is primarily attributable to our 273% increase in revenues and our 17% decrease in operating expenses from cost savings we implemented as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the six months ended March 31, 2017, net cash used in investing activities was $2,770, compared to $68,455 for the same period ended March 31, 2016. The decrease is attributable to greater investments made for cannabis testing equipment in the previous period than were necessary in the current period, as well as $57,876 of cash held and retained by our subsidiary, Digipath Corp., at the time of divestiture in the comparative period.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2017, net cash provided by financing activities was $250,000, compared to $357,500 for the same period ended March 31, 2016.

Ability to Continue as a Going Concern

As of March 31, 2017, our balance of cash on hand was $277,560. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of March 31, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended March 31, 2017:

On March 1, 2017, we issued 25,000 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered.

On March 1, 2017, we issued 50,000 shares of common stock, restricted in accordance with Rule 144, to our Chief Scientist for services rendered.

On February 22, 2017, we issued 100,000 shares of common stock, restricted in accordance with Rule 144, to one of our Directors for services rendered.

On February 22, 2017, we issued 40,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services rendered.

On February 7, 2017, we issued 50,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services rendered from February 7, 2017 through August 6, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
10.1	Master Joint Venture Agreement, dated as of March 20, 2017, between Digipath, Inc. and OC Testing LLC (Incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on February 23, 2017)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2017

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

