Form 10-Q
period 2017-06-30
DigiPath,Inc.
filed 2017-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

The number of shares of registrant’s common stock outstanding as of August 12, 2017 was 34,123,784.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets

Current assets:
Cash	$113,963	$135,390
Accounts receivable, net	164,220	98,441
Prepaid expenses	72,650	24,246
Deposits	25,647	39,850
Total current assets	376,480	297,927

Fixed assets, net	1,089,720	1,139,748
Available-for-sale securities	6,640	9,200

Total Assets	$1,472,840	$1,446,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$154,427	$157,666
Accrued expenses	20,294	54,247
Total current liabilities	174,721	211,913

Total Liabilities	174,721	211,913

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 2,147,942 and 3,520,442 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	2,148	3,520
Common stock, $0.001 par value, 90,000,000 shares authorized;32,040,450 and 22,491,041 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	32,040	22,491
Additional paid-in capital	12,497,159	11,681,282
Accumulated other comprehensive loss	(43,360)	(40,800)
Accumulated (deficit)	(11,189,868)	(10,431,531)
	1,298,119	1,234,962
Noncontrolling interest	-	-
Total Stockholders’ Equity	1,298,119	1,234,962

Total Liabilities and Stockholders’ Equity	$1,472,840	$1,446,875

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$389,315	$264,178	$1,296,115	$507,430
Cost of sales	215,729	102,724	640,871	258,083
Gross profit	173,586	161,454	655,244	249,347

Operating expenses:
General and administrative	300,924	302,383	907,994	910,076
Professional fees	279,843	1,004,225	745,437	1,414,913
Bad debts expense	6,896	(30,646)	30,650	272,375
Total operating expenses	587,663	1,275,962	1,684,081	2,597,364

Operating loss	(414,077)	(1,114,508)	(1,028,837)	(2,348,017)

Other income (expense):
Other income	3,000	16,000	263,000	46,000
Interest income	2,500	2,500	7,500	7,500
Gain on early extinguishment of debt	-	-	-	12,133
Equity in losses of unconsolidated entity	-	-	-	(992,682)
Total other income (expense)	5,500	18,500	270,500	(927,049)

Net loss from continuing operations	$(408,577)	$(1,096,008)	$(758,337)	$(3,275,066)
Less: Net loss attributable to the noncontrolling interest	-	-	-	-
Net loss	$(408,577)	$(1,096,008)	$(758,337)	$(3,275,066)

Weighted average number of common shares outstanding - basic and fully diluted	31,542,189	20,342,817	27,849,386	17,225,893

Net loss per share - basic and fully diluted	$(0.01)	$(0.05)	$(0.03)	$(0.19)

Net loss attributable to Digipath, Inc.	$(408,577)	$(1,096,008)	$(758,337)	$(3,275,066)
Other comprehensive income (loss)
Available-for-sale investments:
Change in net unrealized income (loss) (net of tax effect)	(9,080)	5,760	(2,560)	(360)

Comprehensive loss	$(417,657)	$(1,090,248)	$(760,897)	$(3,275,426)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(758,337)	$(3,275,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	30,650	272,375
Depreciation and amortization expense	186,922	183,392
Stock issued for services, related parties	79,024	35,000
Stock issued for services	145,270	53,720
Options and warrants granted for services, related parties	269,928	744,364
Options and warrants granted for services	29,832	274,127
Gain on early extinguishment of debt	-	(12,133)
Equity in losses of unconsolidated entity	-	992,682
Decrease (increase) in assets:
Accounts receivable	(96,429)	(106,283)
Prepaid expenses	(48,404)	(11,056)
Deposits	14,203	(675)
Increase (decrease) in liabilities:
Accounts payable	(3,239)	76,862
Accrued expenses	(33,953)	(21,671)
Deferred revenues	-	(4,167)
Net cash used in operating activities	(184,533)	(798,529)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	-	(57,876)
Purchase of fixed assets	(136,894)	(11,192)
Net cash used in investing activities	(136,894)	(69,068)

Cash flows from financing activities
Proceeds from sale of common stock	300,000	460,000
Net cash provided by financing activities	300,000	460,000

Net decrease in cash	(21,427)	(407,597)
Cash - beginning	135,390	481,095
Cash - ending	$113,963	$73,498

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$(2,560)	$(360)
Value of preferred stock converted to common stock	$1,372,500	$730,000

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of June 30, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($11,189,868), and as of June 30, 2017, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On January 1, 2016, we issued 500,000 shares of common stock to an entity owned by our CEO as compensation for board services rendered during the 2016 calendar year. The aggregate fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed in ratably over the requisite service period, resulting in $17,500 of stock based compensation expense during the nine months ended June 30, 2017.

On June 21, 2016, we granted options to purchase 4,750,000 shares of common stock as compensation for services to our CEO. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $943,193. The options are being expensed over the vesting period, resulting in $176,850 of stock based compensation expense during the nine months ended June 30, 2017.

On June 21, 2016, we granted options to purchase 2,500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.20 per share, and 50% vest immediately, with 25% vesting each year thereafter. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 230% and a call option value of $0.1986, was $496,417. The options are being expensed over the vesting period, resulting in $93,078 of stock based compensation expense during the nine months ended June 30, 2017.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2017 and September 30, 2016, respectively:

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$113,963	$-	$-
Available-for-sale securities	6,640	-	-
Total assets	120,603	-	-
Liabilities
Total liabilities	-	-	-
	$120,603	$-	$-

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$135,390	$-	$-
Available-for-sale securities	9,200	-	-
Total assets	144,590	-	-
Liabilities
Total liabilities	-	-	-
	$144,590	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2017 or the year ended September 30, 2016.

Note 5 – Accounts Receivable

Accounts receivable was $164,220 and $98,441 at June 30, 2017 and September 30, 2016, respectively, net of allowance for doubtful accounts of $23,150 and $-0- at June 30, 2017 and September 30, 2016, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Software	$121,617	$121,617
Office equipment	36,080	36,080
Furniture and fixtures	10,344	2,357
Lab equipment	938,449	811,623
Leasehold improvements	489,147	487,066
	1,595,637	1,458,743
Less: accumulated depreciation	(505,917)	(318,995)
Total	$1,089,720	$1,139,748

On October 1, 2015, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

Depreciation and amortization expense totaled $186,922 and $183,392 for the nine months ended June 30, 2017 and 2016, respectively.

Note 7 – Available-for-Sale Securities

Available-for-sale securities consist of the following at June 30, 2017 and September 30, 2016:

For the Nine Months Ended June 30, 2017
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Common stock	$50,000	-	$(43,360)	$6,640

Total available-for-sale securities	$50,000	-	$(43,360)	$6,640

For the Year Ended September 30, 2016
		Gains in	Losses in
		Accumulated	Accumulated
		Other	Other	Estimated
	Amortized	Comprehensive	Comprehensive	Fair
	Cost	Loss	Loss	Value
Common stock	$50,000	-	$(40,800)	$9,200

Total available-for-sale securities	$50,000	-	$(40,800)	$9,200

Common stock consisted of 400,000 shares of common stock of Blue Line Protection Group, Inc., a Nevada corporation, acquired in March of 2015 for $50,000.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. As of June 30, 2017, there were 2,147,942 shares of Series A Preferred issued and outstanding. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 2,147,942 shares of Series A Preferred outstanding at June 30, 2017 are convertible into 10,739,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

During the nine months ended June 30, 2017, a total of 1,372,500 Series A Preferred shares were converted into 6,862,500 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 32,040,450 shares were issued and outstanding as of June 30, 2017.

Common Stock Sales

On June 21, 2017, the Company sold 333,334 units, consisting of 333,334 shares of its common stock and 166,667 warrants, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Common Stock Issued for Services

On May 2, 2017, the Company issued 100,000 shares of common stock to Dr. John Abroon in connection with his appointment to our newly created Advisory Board. The aggregate fair value of the common stock was $20,900 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On May 2, 2017, the Company issued 140,000 shares of common stock to a consultant in consideration of services rendered from April 1, 2017 through May 31, 2017. The aggregate fair value of the common stock was $29,260 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

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

A total of $224,293 of stock-based compensation expense was recognized from the amortization of common stock issued for services over the requisite service period during the nine months ended June 30, 2017.

Amortization of Stock Options

A total of $299,760 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the nine months ended June 30, 2017.

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

A total of 9,290,000 options were outstanding as of June 30, 2017. No options were granted or exercised during the nine months ended June 30, 2017. On January 1, 2017, options to purchase 1,530 shares of common stock at $3.30 per share expired.

Note 10 – Common Stock Warrants

A total of 5,074,088 warrants were outstanding as of June 30, 2017. No warrants were exercised or expired during the nine months ended June 30, 2017. Warrants to purchase a total of 166,667 shares of common stock at $0.26 per share over a 36 month period were issued on June 21, 2017 pursuant to a unit offering for the sale of 333,334 shares of common stock in exchange for proceeds of $50,000, and warrants to purchase a total of 714,285 shares of common stock at $0.26 per share over a 36 month period were issued on February 21, 2017 pursuant to a unit offering for the sale of 1,428,575 shares of common stock in exchange for proceeds of $250,000.

Note 11 – Other Income

Other income consists of rental income of $3,000 and $30,000 for the nine months ended June 30, 2017 and 2016, respectively, for office and storage space subleased, along with $250,000 received from GB Sciences, Inc. during the nine months ended June 30, 2017 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $10,000 and $16,000 of other income for the nine months ended June 30, 2017 and 2016, respectively, related to restitution payments received from a former employee.

Note 12 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended June 30, 2017 and the year ended September 30, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2017, the Company had approximately $7,041,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2017 and September 30, 2016, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Preferred Stock Conversions

On August 10, 2017, a shareholder converted 150,000 shares of Series A Preferred into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Sales

On August 5, 2017, the Company sold 1,000,000 units, consisting of 1,000,000 shares of its common stock and 500,000 warrants, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $150,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 28, 2017, the Company sold 333,334 units, consisting of 333,334 shares of its common stock and 166,667 warrants, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. In May of 2015, we opened our first testing lab in Nevada. We also have plans to open labs in other states that have legalized the sale of cannabis.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

Results of Operations for the Three Months Ended June 30, 2017 and 2016:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Increase /
	2017	2016	(Decrease)
Revenues	$389,315	$264,178	$125,137
Cost of sales	215,729	102,724	113,005
Gross profit	173,586	161,454	12,132

Operating expenses:
General and administrative	300,924	302,383	(1,459)
Professional fees	279,843	1,004,225	(724,382)
Bad debts expense	6,896	(30,646)	37,542
Total operating expenses:	587,663	1,275,962	(688,299)

Operating loss	(414,077)	(1,114,508)	(700,431)

Total other income (expense)	5,500	18,500	(13,000)

Net loss	$(408,577)	$(1,096,008)	$687,431

Revenues

Revenues were primarily generated by our cannabis testing lab. Revenues for the three months ended June 30, 2017 were $389,315, compared to revenues of $264,178 during the three months ended June 30, 2016, an increase of $125,137, or 47%. The increase in revenue in the current period was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations. Pricing competition from an increased number of licensed labs in the market slowed our growth rate slightly in our third fiscal quarter, but we anticipate competitive pricing pressure will erode going forward due to the effectiveness on July 1, 2017 of the Nevada law permitting the recreational use of marijuana.

Cost of Sales

Cost of sales for the three months ended June 30, 2017 were $215,729, compared to $102,724 during the three months ended June 30, 2016, an increase of $113,005, or 110%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, in addition to supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the operational increases over the comparative period. Our gross margins declined slightly due to short term price competition resulting in gross margins of approximately 45% during the three months ended June 30, 2017, compared to gross margins of approximately 61% during the three months ended June 30, 2016. We expect gross margins to increase, along with revenues as we realize efficiencies and economies of scale and increase our pricing as demand increases with the legalization of recreational cannabis in Nevada.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $300,924, compared to $302,383 during the three months ended June 30, 2016, a decrease of $1,459, or less than 1%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the three months ended June 30, 2017 were $279,843, compared to $1,004,225 during the three months ended June 30, 2016, a decrease of $724,382, or 72%. Professional fees decreased primarily due to decreased stock-based compensation paid to consultants engaged to pursue our expansion efforts during the current period.

Bad Debts Expense

Bad debts expense for the three months ended June 30, 2017 was $6,896, compared to recoveries of $30,646 during the three months ended June 30, 2016, a net increase of $37,542, or 123%. Bad debts expense increased during the current period consisted of an increased allowance for doubtful accounts of $4,396 related to our trade receivables and another $2,500 of an increased allowance for doubtful accounts related to interest on our impaired note receivable owed by Digipath Corp., compared to a decreased allowance for doubtful accounts of $34,396 primarily related to the subsequent collections on past due rent receivables owed to us by our former sublet tenant for the three months ended June 30, 2016.

Operating Loss

Our operating loss for the three months ended June 30, 2017 was $414,077 compared to $1,114,508 during the three months ended June 30, 2016, a decrease of $700,431, or 63%. Our operating loss decreased primarily due to our increased revenues and decreased stock-based compensation, offset in part by increased bad debts related to changes in our allowance for doubtful accounts during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Other Income (Expense)

Other income for the three months ended June 30, 2017 was $5,500, compared to other income of $18,500 during the three months ended June 30, 2016, a net decrease of $13,000. Other income consisted of $1,500 of rental income from subleased storage space, $1,500 related to restitution payments received from a former employee and $2,500 of interest income on a note receivable for the three months ended June 30, 2017. Other income during the three months ended June 30, 2016 consisted of $16,000 of restitution payments from a former employee and $2,500 of interest income on a note receivable.

Net Loss

Net loss for the three months ended June 30, 2017 was $408,577, compared to $1,096,008 during the three months ended June 30, 2016, a decrease of $687,431, or 63%.

Results of Operations for the Nine Months Ended June 30, 2017 and 2016:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2017 and 2016. The operations of our deconsolidated subsidiary, Digipath Corp. have been removed and summarized in a single line item as, “Equity in losses of unconsolidated entity” within “Other income (expense)”.

	Nine Months Ended June 30,		Increase /
	2017	2016	(Decrease)
Revenues	$1,296,115	$507,430	$788,685
Cost of sales	640,871	258,083	382,788
Gross profit	655,244	249,347	405,897

Operating expenses:
General and administrative	907,994	910,076	(2,082)
Professional fees	745,437	1,414,913	(669,476)
Bad debts expense	30,650	272,375	(241,725)
Total operating expenses:	1,684,081	2,597,364	(913,283)

Operating loss	(1,028,837)	(2,348,017)	(1,319,180)

Total other income (expense)	270,500	(927,049)	1,197,549

Net loss	$(758,337)	$(3,275,066)	$(2,516,729)

Revenues

Revenues were generated primarily by our cannabis testing lab. Revenues for the nine months ended June 30, 2017 were $1,296,115, compared to revenues of $507,430 during the nine months ended June 30, 2016, an increase of $788,685, or 155%. The revenue in the current period was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations. We anticipate steadily increasing lab testing revenues during the remainder of the fiscal year ending September 30, 2017 and well into 2018 as Nevada laws permitting the recreational use of marijuana became effective on July 1, 2017.

Cost of Sales

Cost of sales for the nine months ended June 30, 2017 were $640,871, compared to $258,083 during the nine months ended June 30, 2016, an increase of $382,788, or 148%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, in addition to supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the operational increases over the comparative period, resulting in improved gross margins of approximately 51% during the nine months ended June 30, 2017, compared to gross margins of approximately 49% during the nine months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2017 were $907,994, compared to $910,076 during the nine months ended June 30, 2016, a decrease of $2,082. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the nine months ended June 30, 2017 were $745,437, compared to $1,414,913 during the nine months ended June 30, 2016, a decrease of $669,476, or 47%. Professional fees decreased primarily due to $583,157 of decreased stock-based compensation paid to management and consultants engaged to pursue our expansion efforts.

Bad Debts Expense

Bad debts expense for the nine months ended June 30, 2017 was $30,650, compared to $272,375 during the nine months ended June 30, 2016, a decrease of $241,725, or 89%. Bad debts expense during the current period consisted of an increased allowance for doubtful accounts of $23,150 related to our trade receivables and another $7,500 of an increased allowance for doubtful accounts related to interest on our impaired note receivable owed by Digipath Corp., compared to an increased allowance for doubtful accounts of $1,750 related to our trade receivables and another allowance of $270,625 related to a note receivable and corresponding interest on debt owed by DigiPath Corp. for which DigiPath Corp. does not currently have the ability to repay for the nine months ended June 30, 2016.

Operating Loss

Our operating loss for the nine months ended June 30, 2017 was $1,028,837, compared to $2,348,017 during the nine months ended June 30, 2016, a decrease of $1,319,180, or 56%. Our operating loss decreased primarily due to our increased revenues, decreased stock-based compensation, and reductions in our allowance for doubtful accounts during the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.

Other Income (Expense)

Other income for the nine months ended June 30, 2017 was $270,500, compared to other expenses on a net basis of $927,049 during the nine months ended June 30, 2016, a net increase of $1,197,549. Other income consisted of rental income of $3,000 and $30,000 for the nine months ended June 30, 2017 and 2016, respectively, from subleased office and storage space, along with $250,000 received during the nine months ended June 30, 2017 pursuant to the settlement of a $300,000 license agreement with GB Sciences, Inc. In addition, we recognized $10,000 and $16,000 of other income related to restitution payments received from a former employee and $7,500 of interest income from debt owed to us by Digipath Corp. for both the nine months ended June 30, 2017 and 2016. Other expenses during the nine months ended June 30, 2016 also consisted of equity in losses of unconsolidated entity of $992,682, which consisted of a loss on the impairment of our investment in DigiPath Corp. of $893,325 and $99,357 from our interest in the current period losses of the unconsolidated entity, as diminished by a gain on early extinguishment of debt of $12,133 owed to DigiPath Corp.

Net Loss

Net loss for the nine months ended June 30, 2017 was $758,337, compared to $3,275,066 during the nine months ended June 30, 2016, a decrease of $2,516,729, or 77%. Our net loss decreased primarily due to our increased revenues and from the avoidance of loss from our unconsolidated subsidiary, Digipath Corp., in addition to reductions in stock-based compensation.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2017 and 2016:

	2017	2016
Operating Activities	$(184,533)	$(798,529)
Investing Activities	(136,894)	(69,068)
Financing Activities	300,000	460,000
Net Decrease in Cash	$(21,427)	$(407,597)

Net Cash Used in Operating Activities

During the nine months ended June 30, 2017, net cash used in operating activities was $184,533, compared to net cash used in operating activities of $798,529 for the same period ended June 30, 2016. The decrease in cash used in operating activities is primarily attributable to our 155% increase in revenues and our 35% decrease in operating expenses from cost savings we implemented as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2017, net cash used in investing activities was $136,894, compared to $69,068 for the same period ended June 30, 2016. The increase is attributable to greater investments made for cannabis testing equipment in the current period than was necessary in the previous period, as well as $57,876 of cash held and retained by our subsidiary, Digipath Corp., at the time of divestiture in the comparative period.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2017, net cash provided by financing activities was $300,000, compared to $460,000 for the same period ended June 30, 2016.

Ability to Continue as a Going Concern

As of June 30, 2017, our balance of cash on hand was $113,963. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Digipath Corp.” in the Company’s Consolidated Balance Sheets. As of June 30, 2017, our share of losses from the investee company exceeded our basis, therefore the investment is not currently presented on the balance sheet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended June 30, 2017:

On May 2, 2017, we issued 100,000 shares of common stock, restricted in accordance with Rule 144, to Dr. John Abroon in connection with his appointment to our newly created Advisory Board.

On May 2, 2017, we issued 140,000 shares of common stock, restricted in accordance with Rule 144, to a consultant in consideration of services rendered from April 1, 2017 through May 31, 2017.

On June 21, 2017, we sold 333,334 units, consisting of 333,334 shares of common stock and 166,667 warrants, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $50,000.

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

Date: August 14, 2017

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

