Form 10-K
period 2017-09-30
DigiPath,Inc.
filed 2017-12-29
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.25 per share as of March 31, 2017 was approximately $6,957,404.

As of December 22, 2017, there were 37,285,676 shares of registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2017 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. We have been operating a cannabis testing lab in Nevada since 2015 and have plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

As a premier cannabis testing laboratory, we take a careful, strategic approach to all of our cannabis testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis for potency, the presence of pesticides, or microbial contamination. Digipath Labs takes further caution by also testing for metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is more intricate and accurate than any other. This approach and our investment in state-of-the-art testing equipment is of the utmost importance as many testing labs often return inconsistent results for the exact same test sample; a common concern of many end-users and clients alike.

Digipath Labs screens medicinal cannabis for potentially harmful contaminants, including:

●	Solvents (for extracts)
●	Pesticides
●	Mold and Yeast
●	Heavy metals, including mercury, arsenic, lead, and cadmium
●	Biological toxins, such as aflatoxin, ricin, and botulinum toxins
●	Microbial contaminants including E. coli, salmonella, Aspergillus and fungus

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

Market Overview

According to Arcview Market Research, “North American marijuana sales grew by an unprecedented 30% in 2016 to $6.7 billion as the legal market expands in the U.S. and Canada”. Closer to home, the Nevada Department of Taxation recently disclosed that it collected more than $5.8 million in tax revenue on the sale of nearly $38 million worth of cannabinoid-related products during the month of October 2017, and more than $19 million in tax revenue on north of $126 million of sales during the four months since the legalized sale of recreational cannabis went into effect on July 1, 2017. As the cannabis industry expands, we expect to see a parallel increase in state regulations related to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing, both to assist producers of cannabis and cannabis products to meet expected state mandated requirements, and to provide assurance to consumers and state regulators regarding the safety and composition of such products. According to the Las Vegas Sun, “By legalizing recreational marijuana, Nevada voters would spark $7.5 billion in economic activity in the first seven years of sales. That’s the biggest number in an extensive report released this week by RCG Economics and the Marijuana Policy Group, but it’s not the only eye-popping figure.”

With increased legalization nationwide, the lab-testing sector is expected to experience substantial growth. GreenWave Advisors, an independent research and financial analyst firm, projects annual revenue of $553 million for lab testing alone if the U.S. legalizes cannabis on a federal level. When adding in related services, such as data analytics and consulting, the revenue potential could surpass $866 million annually. The data troves collected through the testing process are already creating value and could become an increasingly valuable asset and generate substantial revenue for the most accomplished laboratories. This data could also be used to determine specific genetic attributes of targeted cannabinoids and assist with maximizing medicinal benefits and individualized medicine in the future.

Competition

The cannabis industry in the United States is highly fragmented, rapidly expanding and evolving. The industry is characterized by new and potentially disruptive or conflicting legislation promulgated on a state-by-state basis. Our competitors include local enterprises, some of which may have financial, technical, sales, marketing and other resources greater than ours. These companies also compete with us in recruiting and retaining qualified personnel and consultants.

Our competitive position depends on our ability to attract and retain qualified scientists and other personnel, develop effective proprietary products and solutions, the personal relationships of our executive officers and directors, and our ability to secure adequate capital resources. We compete to attract and retain customers of our services. We compete in this area on the basis of price, regulatory compliance, vendor relationships, usefulness, availability, excellent customer service and ease of use of our services.

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, twenty-nine states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and eight states; Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

The Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the Trump administration could change this policy and decide to vigorously enforce the existing federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we would be irreparably harmed by a change in enforcement by the Federal or State governments. If that were to occur, we would use our sophisticated laboratory testing equipment and know-how to pursue toxicology, environmental or other forms of analytical testing.

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

We launched TNMNews’ Internet radio program on Live 365 and several terrestrial radio stations around the country in 2014. We also launched our App for both iOS and Google Play and re-launched our website which now receives thousands of page visits per month. Our Facebook page has also garnered over 172,000 page likes and TNMNews has become a leader in cannabis news, interviews and education. We now also broadcast on Facebook live and radio.co.

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

Customers

We provide cannabis lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and have expanded to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers based on volume. On June 17, 2014, Clark County approved a total of 117 special use permits to cultivation and 87 production applicants. There may be some cross-over applicants in this total whereby an applicant was awarded both a cultivation and production permit, and some of these applicants will undoubtedly not be able to commence operations and will lose their permits, but this is generally our pool of customers, along with additional permit holders in the Cities of Las Vegas and North Las Vegas. As of January 6, 2017, MMEs approved by the State of Nevada include 60 dispensaries, 88 cultivators, 57 production facilities and 11 labs. We have worked with over 96 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth, especially with the recent legalization of recreational cannabis in the State of Nevada. We also anticipate a steady stream of new Nevada MMEs to become operational and licensed throughout 2017 and into 2018, which should result in additional customers for Digipath Labs.

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

Employees

As of September 30, 2017, we had fifteen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2017 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of December 22, 2017, twenty-nine states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, and Washington, and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. Despite rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. In fact, we were previously notified by our bank that our deposit accounts would be closed, and we are currently looking for a replacement banking institution. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry, including us, continue to have trouble establishing and maintain banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business. In addition, our inability to maintain a bank account has resulted in our holding large sums of cash. Although we store our cash in a secure safe, we are exposed to a greater risk of theft.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our leased premises are 6,000 square feet and are utilized for corporate business offices and a cannabis testing lab. Our premises are subject to a lease agreement expiring June 14, 2021. Our anticipated future lease commitments on a calendar year basis, including common area maintenance, are as follows:

2017	$47,329
2018	192,672
2019	198,904
2020	151,283
2021	50,102
Total	$640,290

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of December 22, 2017, the closing price of our common stock on the OTCQB was $0.2627.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2017
First Quarter	$0.29	$0.13
Second Quarter	$0.36	$0.17
Third Quarter	$0.27	$0.17
Fourth Quarter	$0.24	$0.15

Fiscal Year Ended September 30, 2016
First Quarter	$0.29	$0.13
Second Quarter	$0.28	$0.11
Third Quarter	$0.28	$0.17
Fourth Quarter	$0.25	$0.09

As of December 22, 2017, there were approximately 113 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of December 22, 2017, there were 37,285,676 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	9,290,000	$0.23	2,210,000
Equity compensation plans not approved by security holders (2)	1,159,800	0.26	N/A
Total	10,449,800	$0.24	2,208,470

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of warrants issued to consultants of the Company in consideration of services with exercise prices ranging from $0.1901 to $0.40 per share. For additional details see Note 10 to the accompanying financial statements.

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

Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2017.

On August 25, 2017, the Company sold 33.333 units, consisting of 333,334 shares of its common stock and 166,667 warrants, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $50,000.

On August 25, 2017, the Company sold 7 units, consisting of 70,000 shares of its common stock and warrants to purchase 35,000 shares of common stock, exercisable at $0.30 per share over a sixty month period, in exchange for total proceeds of $10,500.

On August 4, 2017, the Company sold 100 units, consisting of 1,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $150,000.

On July 28, 2017, the Company sold 33.333 units, consisting of 333,334 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $50,000.

The foregoing shares of common stock and warrants are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2017 and 2016. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2017 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. We have been operating a cannabis testing lab in Nevada since 2015 and have plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	Term of lease

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

Marketable Securities

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. During the year ended September 30, 2017, we elected to realize our losses on available-for-sale securities and recognized a loss of $50,000.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts or certain volume commitments. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $138,026 and $121,610 for the years ended September 30, 2017 and 2016, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations

Our cannabis testing lab opened in Nevada during May of 2015, and our operations have steadily increased as additional cannabis dispensaries and growers have commenced operations, resulting in additional demand for our lab testing services. The following table shows operating results for the years ended September 30, 2017 and 2016.

	Years Ended September 30,		Increase /
	2017	2016	(Decrease)
Revenues	$1,898,172	$818,583	$1,079,589
Cost of sales	904,166	380,036	524,130
Gross profit	994,006	438,547	555,459

Operating expenses:
General and administrative	1,257,745	1,260,823	(3,078)
Professional fees	1,001,289	1,785,819	(784,530)
Bad debts expense	42,180	274,375	(232,195)
Total operating expenses:	2,301,214	3,321,017	(1,019,803)

Operating loss	(1,307,208)	(2,882,470)	(1,575,262)

Total other income (expense)	242,068	(816,549)	1,058,617

Net loss	$(1,065,140)	$(3,699,019)	$(2,633,879)

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNMNews media. Aggregate revenues for the year ended September 30, 2017 were $1,898,172, compared to revenues of $818,583 during the year ended September 30, 2016, an increase of $1,079,589, or 132%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017.

Cost of Sales

Cost of sales for the year ended September 30, 2017 were $904,166, compared to $380,036 during the year ended September 30, 2016, an increase of $524,130, or 138%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, in addition to supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the operational increases over the comparative period. Our gross margins of approximately 52%, declined slightly during the year ended September 30, 2017, compared to gross margins of approximately 54% during the year ended September 30, 2016. We expect gross margins to increase along with revenues as we realize efficiencies and economies of scale and increase our pricing as demand continues to increase with the legalization of recreational cannabis in Nevada.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2017 were $1,257,745, compared to $1,260,823 during the year ended September 30, 2016, a decrease of $3,078, or less than 1%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the year ended September 30, 2017 were $1,001,289, compared to $1,785,819 during the year ended September 30, 2016, a decrease of $784,530, or 44%. Professional fees decreased primarily due to decreased stock-based compensation paid to consultants during the current period. Stock based compensation was $636,116 during the year ended September 30, 2017, compared to $1,413,569 during the year ended September 30, 2016, a decrease of $777,453, or 55%.

Bad Debt Expense

Bad debt expense for the year ended September 30, 2017 was $42,180, compared to $274,375 during the year ended September 30, 2016, a decrease of $232,195, or 85%. Bad debt expense during the current period consisted of an allowance for bad debts of $10,000 related to interest on a note receivable owed by a former affiliate, compared to $274,375 related to the same note in the prior year. An additional allowance for uncollectible customer accounts of $32,180 was recognized during the current year. We have not yet realized any bad debts on our trade receivables.

Operating Loss

Operating loss for the year ended September 30, 2017 was $1,307,208, compared to $2,882,470 during the year ended September 30, 2016, a decrease of $1,575,262, or 55%. Operating loss decreased primarily due to our increased revenues, decreased stock-based compensation and decreased bad debts expense during the year ended September 30, 2017, compared to the year ended September 30, 2016.

Other Income (Expense)

Other income, on a net basis, for the year ended September 30, 2017 was $242,068, compared to other expense, on a net basis, of $816,549 during the year ended September 30, 2016, an increase of $1,058,617. Other income during the year ended September 30, 2017, consisted of rental income of $20,568 from subleased office and storage space, $250,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc., $11,500 of restitution payments received from a former employee, and $10,000 of interest income from a former affiliate. Other expenses during the year ended September 30, 2016, consisted of equity in losses of unconsolidated entity of $992,682, which consists of a loss on the impairment of our investment in a former affiliate of $893,325 and $99,357 from our interest in the losses of the unconsolidated entity, offset by $100,000 of other income received on a previously impaired receivable, a gain on early extinguishment of debt of $12,133, $10,000 of interest income, $30,000 of sublet rent, and $24,000 of restitution payments received from a former employee.

Net Loss

Net loss for the year ended September 30, 2017 was $1,065,140, compared to $3,699,019 during the year ended September 30, 2016, a decrease of $2,633,879, or 71%. Net loss decreased primarily due to our increased revenues, our loss from an unconsolidated subsidiary in the year ended September 30, 2016 with no similar losses in the year ended September 30, 2017, and reductions in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2017, the Company had assets equal to $1,571,236, comprising of cash of $178,177, accounts receivable of $266,613, prepaid expenses of $73,750, deposits of $25,647 and fixed assets of $1,027,049. The Company’s current liabilities as of September 30, 2017 were $163,998, consisting of $121,994 of accounts payable and $42,004 of accrued expenses.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2017 and 2016.

	September 30,
	2017	2016
Current Assets	$544,187	$297,927

Current Liabilities	$163,998	$211,913

Working Capital	$380,189	$86,014

The following table summarizes our cash flows during the years ended September 30, 2017 and 2016, respectively.

	Years Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(376,877)	$(734,070)
Net cash used in investing activities	(140,836)	(71,635)
Net cash provided by financing activities	560,500	460,000

Net change in cash	$42,787	$(345,705)

The decrease in funds used in operating activities for the year ended September 30, 2017, compared to the year ended September 30, 2016, was primarily due to sales growth.

The increase in funds used in investing activities for the year ended September 30, 2017, compared to the year ended September 30, 2016, was due primarily to increased equipment purchases in the year ended September 30, 2017, as we expanded our operations to meet the increased demand in our Nevada lab.

The increase in funds provided by financing activities for the year ended September 30, 2017, compared to the year ended September 30, 2016, was due to increased sales of our securities through private placement offerings in the year ended September 30, 2017.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2017, our balance of cash on hand was $178,177. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Digipath, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Digipath, Inc. and Subsidiaries (collectively, the “Company”) as of September 30, 2017 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and cash flows for the period ended September 30, 2017. Digipath, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digipath, Inc. and Subsidiaries as of September 30, 2017, and the results of its operations and its cash flows for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

Houston, TX

December 29, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Digipath, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Digipath, Inc. and Subsidiaries as of September 30, 2016 and the related consolidated statements of operations and comprehensive loss, statement of stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digipath, Inc. and Subsidiaries as of September 30, 2016, and the results of their consolidated operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

January 9, 2017

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 30, 2016
Assets

Current assets:
Cash	$178,177	$135,390
Accounts receivable	266,613	98,441
Prepaid expenses	73,750	24,246
Deposits	25,647	39,850
Total current assets	544,187	297,927

Fixed assets, net	1,027,049	1,139,748
Available-for-sale securities	-	9,200

Total Assets	$1,571,236	$1,446,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$121,994	$157,666
Accrued expenses	42,004	54,247
Total current liabilities	163,998	211,913

Total Liabilities	163,998	211,913

Stockholders’ Equity:

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,897,942 and 3,520,442 shares issued and outstanding at September 30, 2017 and 2016, respectively	1,898	3,520

Common stock, $0.001 par value, 90,000,000 shares authorized; 35,027,118 and 22,491,041 shares issued and outstanding at September 30, 2017 and 2016, respectively	35,027	22,491
Additional paid-in capital	12,866,984	11,681,282
Accumulated other comprehensive loss	-	(40,800)
Accumulated (deficit)	(11,496,671)	(10,431,531)
Total Stockholders’ Equity	1,407,238	1,234,962

Total Liabilities and Stockholders’ Equity	$1,571,236	$1,446,875

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2017	2016

Revenues	$1,898,172	$818,583
Cost of sales	904,166	380,036
Gross profit	994,006	438,547

Operating expenses:
General and administrative	1,257,745	1,260,823
Professional fees	1,001,289	1,785,819
Bad debts expense	42,180	274,375
Total operating expenses	2,301,214	3,321,017

Operating loss	(1,307,208)	(2,882,470)

Other income (expense):
Other income	282,068	154,000
Interest income	10,000	10,000
Loss on impairment of securities available-for-sale	(50,000)	-
Gain on early extinguishment of debt	-	12,133
Equity in losses of unconsolidated entity	-	(992,682)
Total other income (expense)	242,068	(816,549)

Net loss	$(1,065,140)	$(3,699,019)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	-	(4,800)

Comprehensive loss	$(1,065,140)	$(3,703,819)

Weighted average number of common
shares outstanding - basic and fully diluted	29,321,193	18,438,048

Net (loss) per share - basic and fully diluted	$(0.04)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Non-Controlling	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Loss	(Deficit)	Equity

Balance, September 30, 2015	4,351,442	$4,351	13,762,705	$13,763	$10,224,551	$(343,533)	$(36,000)	$(7,847,418)	$2,015,714

Deconsolidation of subsidiary, DigiPath Corp.	-	-	-	-	(408,941)	343,533	-	1,114,906	1,049,498

Units of common stock and warrants sold for cash	-	-	3,033,336	3,033	456,967	-	-	-	460,000

Common stock issued for services	-	-	1,840,000	1,840	293,318	-	-	-	295,158

Common stock options issued for services	-	-	-	-	1,118,411	-	-	-	1,118,411

Cancellation of preferred stock	(60,000)	(60)	-	-	60	-	-	-	-

Conversion of preferred stock to common stock	(771,000)	(771)	3,855,000	3,855	(3,084)	-	-	-	-

Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(4,800)	-	(4,800)

Net loss for the year ended September 30, 2016								(3,699,019)	(3,699,019)

Balance, September 30, 2016	3,520,442	$3,520	22,491,041	$22,491	$11,681,282	$-	$(40,800)	$(10,431,531)	$1,234,962

Units of common stock and warrants sold for cash	-	-	3,498,577	3,499	557,001	-	-	-	560,500

Common stock issued for services	-	-	925,000	925	245,455	-	-	-	246,380

Common stock options issued for services	-	-	-	-	389,736	-	-	-	389,736

Conversion of preferred stock to common stock	(1,622,500)	(1,622)	8,112,500	8,112	(6,490)	-	-	-	-

Realized loss on available-for-sale securities	-	-	-	-	-	-	40,800	-	40,800

Net loss for the year ended September 30, 2017								(1,065,140)	(1,065,140)

Balance, September 30, 2017	1,897,942	$1,898	35,027,118	$35,027	$12,866,984	$-	$-	$(11,496,671)	$1,407,238

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,065,140)	$(3,699,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	42,180	274,375
Depreciation and amortization expense	253,535	244,580
Stock issued for services	246,380	295,158
Options and warrants granted for services	389,736	1,118,411
Realized loss on available-for-sale securities	50,000	-
Gain on early extinguishment of debt	-	(12,133)
Equity in losses of unconsolidated entity	-	992,682
Decrease (increase) in assets:
Accounts receivable	(210,352)	(103,545)
Prepaid expenses	(49,504)	(979)
Deposits	14,203	(675)
Increase (decrease) in liabilities:
Accounts payable	(35,672)	128,666
Accrued expenses	(12,243)	32,576
Deferred revenues	-	(4,167)
Net cash used in operating activities	(376,877)	(734,070)

Cash flows from investing activities
Cash disposed in divestiture of unconsolidated entity	-	(57,876)
Purchase of fixed assets	(140,836)	(13,759)
Net cash used in investing activities	(140,836)	(71,635)

Cash flows from financing activities
Proceeds from sale of common stock	560,500	460,000
Net cash provided by financing activities	560,500	460,000

Net increase (decrease) in cash	42,787	(345,705)
Cash - beginning	135,390	481,095
Cash - ending	$178,177	$135,390

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$1,622,500	$831,000

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. We have been operating a cannabis testing lab in Nevada since 2015 and have plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Equity Method

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption “Equity in losses of unconsolidated entity” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption “Investment in Unconsolidated Entity” in the Company’s Consolidated Balance Sheets. Our share of the losses in Digipath Corp. have exceeded our investment, therefore there we no longer carry an asset on the balance sheets, or a noncontrolling interest within the statements of operations.

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

Reclassifications

Prior year depreciation and amortization amounts of $244,580 have been reclassified to general and administrative expenses to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $32,180 and $-0- as of September 30, 2017 and 2016, respectively.

Fixed Assets

Fixed assets are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Lab equipment	7 years
Leasehold improvements	Term of lease

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to enter into exclusive, long term contracts or certain volume commitments. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $138,026 and $121,610 for the years ended September 30, 2017 and 2016, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and does not plan to early adopt the ASU.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017. We plan to use the modified retrospective method of adoption and will adopt the standard as of January 1, 2018, the beginning of our next fiscal year. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, we do not expect adoption will have a material impact on our financial position, results of operations, or cash flows. Related disclosures will be expanded in line with the requirements of the standard. We will continue our evaluation until our adoption of the new standard.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($11,496,671), and as of September 30, 2017, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Options Issued to CFO for Services

On June 19, 2015, the Company granted an option to purchase 100,000 shares of common stock as compensation for services to our Chief Financial Officer. The option vests ratably in quarterly increments over one (1) year beginning September 19, 2015. The options are exercisable until June 19, 2025 at an exercise price of $0.33 per share. The estimated fair value using the Black-Scholes Pricing Model, based on a volatility rate of 237% and a call option value of $0.3274, was $32,744. The option was expensed over the vesting period.

Stock Issued to Director for Services

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2017 and 2016, respectively:

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$178,177	$-	$-
Total assets	178,177	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$178,177	$-	$-

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$135,390	$-	$-
Available-for-sale securities	9,200	-	-
Total assets	144,590	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$144,590	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2017 or 2016.

We recognized other than temporary impairment losses of $50,000 on our available-for-sale securities during the year ended September 30, 2017.

Note 5 – Accounts Receivable

Accounts receivable was $266,613 and $98,441 at September 30, 2017 and 2016, respectively, net of allowance for uncollectible accounts of $32,180 and $-0- at September 30, 2017 and 2016, respectively.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2017 and 2016:

	For the Years Ended
	September 30,
	2017	2016
Software	$121,617	$121,617
Office equipment	36,080	36,080
Furniture and fixtures	14,285	2,357
Lab equipment	938,450	811,623
Leasehold improvements	489,147	487,066
	1,599,579	1,458,743
Less: accumulated depreciation	(572,530)	(318,995)
Total	$1,027,049	$1,139,748

On October 1, 2016, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

Depreciation and amortization expense totaled $253,535 and $244,580 for the years ended September 30, 2017 and 2016, respectively.

Note 7 – Available-for-Sale Securities

Available-for-sale securities consisted of 400,000 shares of common stock of Blue Line Protection Group, Inc., a Nevada corporation, acquired from the issuer in March of 2015 for $50,000. These shares were evaluated and determined to be impaired on an ‘other than temporary’ basis on September 30, 2017, resulting in a loss of $50,000.

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”). As of September 30, 2017, there are 1,897,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Effective as of April 4, 2014, the designations, rights and preferences of the preferred shares changed to blank check preferred. The conversion price of the Series A Preferred is currently $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,897,942 shares of Series A Preferred outstanding at September 30, 2017 are convertible into 9,489,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2017

For the year ended September 30, 2017, a total of 1,622,500 shares of Series A Preferred were converted into 8,112,500 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Conversions for the Year Ended September 30, 2016

For the year ended September 30, 2016, a total of 771,000 shares of Series A Preferred were converted into 3,855,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 35,027,118 shares were issued and outstanding as of September 30, 2017.

Common Stock Sales for the Year Ended September 30, 2017

On August 25, 2017, the Company sold 33.333 units, consisting of 333,334 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 25, 2017, the Company sold 7 units, consisting of 70,000 shares of its common stock and warrants to purchase 35,000 shares of common stock, exercisable at $0.30 per share over a sixty month period, in exchange for total proceeds of $10,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 4, 2017, the Company sold 100 units, consisting of 1,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $150,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 28, 2017, the Company sold 33.333 units, consisting of 333,334 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 21, 2017, the Company sold 33.333 units, consisting of 333,334 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 21, 2017, the Company sold 1,428,575 units, consisting of 1,428,575 shares of its common stock and warrants to purchase 714,285 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The warrants were assigned to two individuals by the purchaser at the time of the sale.

Common Stock Sales for the Year Ended September 30, 2016

On May 2, 2016, the Company sold 100,000 units, consisting of 100,000 shares of its common stock and warrants to purchase 100,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $15,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 29, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 14, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 12, 2016, the Company sold 83,334 units, consisting of 83,334 shares of its common stock and warrants to purchase 83,334 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $12,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 7, 2016, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 15, 2016, the Company sold 1,666,667 units, consisting of 1,666,667 shares of its common stock and warrants to purchase 1,666,667 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 17, 2016, the Company sold 83,333 units, consisting of 83,333 shares of its common stock and warrants to purchase 83,333 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $12,500. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 19, 2016, the Company sold 333,334 units, consisting of 333,334 shares of its common stock and warrants to purchase 333,334 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 21, 2015, the Company sold 166,667 units, consisting of 166,667 shares of its common stock and warrants to purchase 166,667 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On November 23, 2015, the Company sold 100,000 units, consisting of 100,000 shares of its common stock and warrants to purchase 100,000 shares of common stock, exercisable at $0.40 per share over a thirty six month period, in exchange for total proceeds of $20,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Additional Common Stock Issuances for the Year Ended September 30, 2017

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

On February 23, 2017, the Company issued 100,000 shares of common stock to a consultant for services to be rendered over a six month period. The aggregate fair value of the common stock was $29,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

On February 7, 2017, a total of 370,000 shares of common stock were issued to six consultants that were engaged to assist the Company with acquisition activities over a six month period. The aggregate fair value of the common stock was $82,251 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the six month requisite service period.

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

On July 1, 2016, a total of 580,000 shares of common stock were issued to six consultants that were engaged to assist the Company with acquisition activities over for a three month period. The aggregate fair value of the common stock was $104,980 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the three month requisite service period.

On February 1, 2016, a total of 300,000 shares of common stock were awarded to three consultants that were engaged to assist with acquisition activities over for a three month period. The aggregate fair value of the common stock was $45,720 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the three month requisite service period.

On January 1, 2016, the Company issued 40,000 shares of restricted common stock for investor relations services provided. The total fair value of the common stock was $8,000 based on the closing price of the Company’s common stock on the date of grant and was expensed in full.

On January 1, 2016, an affiliate of Mr. Bianco, a director of the Company, became entitled to receive 500,000 shares of common stock for consulting services to be performed during 2016, subject to a ratable “claw back” provision the event of an early termination of the consulting agreement. The total fair value of the common stock was $70,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the twelve month requisite service period, resulting in $17,500 and $52,500 of stock based compensation during the years ended September 30, 2017 and 2016, respectively.

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

No common stock options were issued during the year ended September 30, 2017.

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

Common Stock Options Exercised for the Years Ended September 30, 2017 and 2016

No stock options were exercised during the years ended September 30, 2017 and 2016.

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2017

On January 1, 2017, a total of 1,530 common stock options exercisable over a three year period from the original grant date of January 1, 2014 with an exercise price of $3.30 per share expired.

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2016

On September 30, 2016, a total of 2,351 common stock options exercisable over a three year period from the original grant date of September 30, 2013 with an exercise price of $3.30 per share expired.

The following is a summary of information about the stock options outstanding at September 30, 2017.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.181 – $0.85	9,290,000	7.27 years	$0.23	7,477,500	$0.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30, 2017		September 30, 2016

Average risk-free interest rates	N/A	%	1.18%
Average expected life (in years)	N/A		9.58
Volatility	N/A	%	235%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2017 and September 30, 2016, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2016 was approximately $0.20 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2015	1,413,881	$0.43
Options expired	(2,351)	(0.30)
Options granted	7,880,000	3.30

Balance, September 30, 2016	9,291,530	0.23
Options expired	(1,530)	(3.30)

Balance, September 30, 2017	9,290,000	$0.23

Exercisable, September 30, 2017	7,477,500	$0.24

Amortization of Stock Options

A total of $389,736 and $994,178 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, these options in the aggregate had no intrinsic value as the per share market price of $0.165 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.23.

Note 10 – Common Stock Warrants

In addition to warrants issued in connection with private placements of our securities as set forth in Note 8 above, we issued the following warrants to purchase our common stock as compensation for services.

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

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2017 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.1901 – $0.40	5,942,422	2.29 years	$0.28	5,942,422	$0.28

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30, 2017	September 30, 2016

Average risk-free interest rates	1.11%	1.25%
Average expected life (in years)	3.50	3.50
Volatility	145%	231%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended September 30, 2017 and 2016 was approximately $0.26 and $0.28 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2015	500,000	$0.36
Warrants granted	3,693,136	0.28

Balance, September 30, 2016	4,193,136	0.29
Warrants granted	1,749,286	0.26

Balance, September 30, 2017	5,942,422	$0.28

Exercisable, September 30, 2017	5,942,422	$0.28

Amortization of Stock Warrants

A total of $-0- and $124,233 of stock-based compensation expense was recognized from the amortization of warrants over their vesting period during the years ended September 30, 2017 and 2016, respectively.

Note 11 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments on a calendar year basis, including common area maintenance fees, under non-cancelable operating leases are as follows:

2017	$47,329
2018	192,672
2019	198,904
2020	151,283
2021	50,102
Total	$640,290

Rent expense was $210,907 and $211,525 for the years ended September 30, 2017 and 2016, respectively.

Note 12 – Other Income

Other income for the years ended September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
Settlement income on license agreement	250,000	100,000
Rental income on subleases	20,568	30,000
Restitution income	11,500	24,000
	282,068	154,000

Note 13 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2017 and 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2017, the Company had approximately $7,233,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
Federal statutory income tax rate	35.00%	35.00%
State income taxes	-%	-%
Change in valuation allowance	(35.00%)	(35.00%)
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$2,531,725	$2,383,955

Net deferred tax assets before valuation allowance	$2,531,725	$2,383,955
Less: Valuation allowance	(2,531,725)	(2,383,955)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2017 and 2016, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

Preferred Stock Conversions

On December 19, 2017, a shareholder converted 150,000 shares of Series A Preferred into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock Sales

On December 20, 2017, the Company sold 10 units, consisting of 100,000 shares of its common stock and 50,000 warrants, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $18,000.

On December 14, 2017, the Company sold 13.89 units, consisting of 138,889 shares of its common stock and 69,445 warrants, exercisable at $0.30 per share over a sixty month period, in exchange for total proceeds of $10,500.

On December 14, 2017, the Company sold 55.56 units, consisting of 555,600 shares of its common stock and 277,800 warrants, exercisable at $0.26 per share over a sixty month period, in exchange for total proceeds of $150,000.

Common Stock Issued for Services

On December 22, 2017, the Company issued 300,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $78,810 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On December 22, 2017, the Company issued 100,000 shares of common stock to Dr. Alfredo Axtmayer for his services on our Board of Directors. The aggregate fair value of the common stock was $26,270 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On November 29, 2017, a total of 314,069 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities during the first fiscal period. The aggregate fair value of the common stock was $82,600 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the six month requisite service period.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of the Evaluation Date. We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On December 22, 2017, our Board of Directors approved amendments to the employment agreements of each of Joseph J. Bianco, our Chief Executive Officer; Todd Denkin, our Chief Operating Officer; and Todd Peterson, our Chief Financial Officer.

Under each such amendment, we will make a quarterly payment to each such officer in the amount set forth below, payable in cash or shares of our common stock, at our option, on the fifth calendar day preceding each fiscal quarter, commencing with the first payment on December 27, 2017:

Officer	Quarterly Payment
Joseph J. Bianco	$22,500
Todd Denkin	$6,000
Todd Peterson	$15,000

In addition, the Board approved the following stock-based awards on December 22, 2017:

●	300,000 shares of common stock to Todd Peterson.
●	100,000 shares of common stock to Alfredo Axtmayer, a director of the Company.
●	Incentive stock option to purchase 500,000 shares of common stock to Todd Denkin, exercisable at $0.27 per share over a 10 year period.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Joseph J. Bianco	67	Chairman of the Board, CEO
Todd Denkin	54	COO, President, Director
Todd A. Peterson	48	CFO, Secretary
Alfredo Axtmayer	67	Director

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

Todd Denkin has over nine years of experience in the “legal” marijuana industry. Mr. Denkin joined us as the President of The National Marijuana News Corp. in August 2014 and served as our President and Chief Executive Officer until June 21, 2016 when, in connection with Mr. Bianco’s appointment as the Company’s Chief Executive Officer, the Company entered into an Amended and Restated Employment Agreement with Todd Denkin, pursuant to which Mr. Denkin continues to serve as the Company’s President, and in addition as its Chief Operating Officer, and as the President of Digipath’s wholly-owned subsidiaries, Digipath Labs, Inc. and TNM News Corp. Prior to joining Digipath, Mr. Denkin served as co-founder and president of both 10 Mile and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013. From 2009 until 2011, Mr. Denkin was a founder and director of GrowLife, Inc. Prior to joining GrowLife, Inc., Mr. Denkin was the head of the direct sales and marketing teams from 2002 through 2008 with Digital FX International, and helped build a sales organization of over 60,000 representatives. He is a 30-year veteran of the TV and film industry, working at top companies like Dick Clark Productions, Barris/Guber/Peters, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He also directed and produced “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics. We believe that Mr. Denkin’s industry experience qualifies him to serve as our director.

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

Dr. Alfredo Axtmayer was appointed to our Board of Directors on January 26, 2017. Dr. Axtmayer is currently an orthopedic surgeon engaged in private practice in Wallingford, Connecticut and is affiliated with multiple hospitals in the area, including Hospital of St. Raphael and MidState Medical Center. From 2011 to 2016 he was employed as a surgeon by Hartford Healthcare. Dr. Axtmayer also serves as an Associate Professor at the MidState Medical Center Campus Department of Surgery, as a Clinical Instructor in Orthopaedics and Rehabilitation at Yale University School of Medicine, and as an Assistant Clinical Professor in the Yale University School of Medicine’s Department of Orthopaedics and Rehabilitation. He has been a Member of the Scientific Advisory Board of at Growblox Sciences, Inc. since October 2014, a role in which he assists Growblox GB Sciences in its efforts to create clinical treatment protocols using cannabinoid therapies for the treatment of multiple medical conditions, including pain management. He has also authored instructional course lectures on the management and diagnosis of prosthetic joint infections, hip fractures, carpal tunnel syndrome, and medial knee osteoarthritis, and he has written academy guidelines on the management of knee osteoarthritis, low back pain, hip fractures, and rotator cuff disorders. Dr. Axtmayer received his B.A. from Yale and his M.D. from Yale University School of Medicine. We believe that Dr. Axtmayer’s medical background and experience qualifies him to serve as our director.

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

Director Nominations

As of September 30, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2017 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2017 and September 30, 2016 to our Chief Executive Officer, Chief Operating Officer and our Chief Financial Officer, who are our only executive officers.

Summary Compensation Table
						Non-Equity	Non-Qualified
Name and						Incentive	Deferred
Principal	Fiscal			Option		Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards (9)		Compensation	Earnings	Compensation		Total

Joseph J. Bianco,(1) Chief Executive Officer	2017	$110,135	$-	$235,800	(4)	$-	$-	$17,500	(5)	$363,435
	2016	$27,750	$-	$530,547	(4)	$-	$-	$52,500	(5)	$610,797

Todd Denkin,(2) President and Chief Operating Officer	2017	$201,000	$-	$124,104	(6)	$-	$-	$-		$325,104
	2016	$198,923	$-	$279,235	(6)	$-	$-	$-		$478,158

Todd A. Peterson,(3) Chief Financial Officer	2017	$96,000	$-	$-		$-	$-	$6,623	(8)	$102,623
	2016	$96,000	$-	$24,558	(7)	$-	$-	$59,970	(8)	$180,528

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

(3) Todd A. Peterson was appointed to serve as our Chief Financial Officer, Secretary and Treasurer on June 19, 2015.

(4) Consists of options to purchase 4,750,000 shares of common stock exercisable at $0.20 per share over 10 years issued as a signing bonus on June 21, 2016. The option vests immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares. The Company recognized $235,800 and $530,547 of stock based compensation expense during the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, 1,187,500 options remained unvested and a total of $176,846 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2018.

(5) Consists of 500,000 shares of common stock issued for service as a Director on January 1, 2016. The Company recognized $17,500 and $52,500 of stock based compensation expense during the years ended September 30, 2017 and 2016, respectively.

(6) Consists of options to purchase 2,500,000 shares of common stock exercisable at $0.20 per share over 10 years that vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on June 21, 2016. The Company recognized $124,104 and $279,235 of stock based compensation expense during the years ended September 30, 2017 and 2016, respectively. As of September 30, 2017, 625,000 options remained unvested and a total of $93,078 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2018.

(7) Consists of options to purchase 100,000 shares of common stock options exercisable at $0.33 per share over 36 months issued as a signing bonus on June 19, 2015. The options vest ratably in quarterly increments over one (1) year beginning September 19, 2015. The Company recognized $24,558 of stock based compensation expense during the year ended September 30, 2016.

(8) Consists of 300,000 shares of common stock issued as a bonus on September 30, 2016. The Company recognized $6,623 and $59,970 of stock based compensation expense during the years ended September 30, 2017 and 2016, respectively.

(9) See Note 9 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at September 30, 2017.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Joseph Bianco, Chief Executive Officer	3,562,500	(1)	1,187,500	(1)	$0.20	June 21, 2026

Todd Denkin, Chief Operating Officer	1,875,000	(2)	625,000	(2)	$0.20	June 21, 2026
	100,000	(3)	-0-	(3)	$0.85	December 31, 2017
	400,000	(4)	-0-	(4)	$0.40	November 7, 2017

Todd Peterson, Chief Financial Officer	100,000	(5)	-0-	(5)	$0.33	June 19, 2018

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

(3) Options granted on December 31, 2014, fully vested.

(4) Options granted on November 7, 2014, fully vested.

(5) Options granted on June 19, 2015, vest in four equal annual installments, commencing three months from the date of grant, and continuing on the next three quarters thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2017.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our non-employee directors for the year ended September 30, 2017.

Name	Fees Earned or Paid in Cash	Stock Award		Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dr. Alfredo Axtmayer	$-	$34,000	(1)	$-	$-	$-	$-	$34,000

(1)Effective February 22, 2017, upon being named to the board, we granted to Dr. Axtmayer 100,000 shares of our common stock. The aggregate fair value of the common stock was $34,000 based on the closing price of the Company’s common stock on the date of grant.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 22, 2017, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class(3)
Officers and Directors:
Joseph Bianco, Chairman(4)	4,062,500	10.0%	-	-
Todd Denkin, CEO and Director(5)	2,775,000	6.9%	-	-
Todd A. Peterson, CFO(6)	725,000	1.9%	-	-
Alfredo Axtmayer, Director	200,000	0.5%	-	-
Directors and Officers as a Group (4 persons)	5,025,000	19.3%	-	-
5% Holders:
Raw Alternative LLC (7)	2,000,000	5.4%	400,000	22.9%

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 37,285,676 shares of Common Stock outstanding as of December 22, 2017. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 22, 2017, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership of preferred stock is based upon 1,747,942 shares of Series A Preferred Stock outstanding as of December 22, 2017.

(4) Includes stock options to purchase 4,750,000 shares of Common Stock exercisable at $0.20, which 3,562,500 shares are vested within 60 days of December 22, 2017.

(5) Includes stock options to purchase 2,500,000 shares of Common Stock exercisable at $0.20, which 1,875,000 shares are vested within 60 days of December 22, 2017, 400,000 shares of Common Stock exercisable at $0.85 and stock options to purchase 500,000 shares of Common Stock exercisable at $0.27 within 60 days of December 22, 2017.

(6) Includes stock options to purchase 100,000 shares of Common Stock exercisable at $0.33, of which 100,000 shares are vested within 60 days of December 22, 2017.

(7) Based solely on a Schedule 13D filed with the SEC by RAW Alternative, LLC (“RAW”) on January 29, 2015 and the shareholder reports from the Company’s transfer agent. Robert Philpott is the Chief Financial Officer of RAW and has voting and dispositive power of the shares of common stock held by RAW.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors currently consists of Joseph Bianco, our Chief Executive Officer, Todd Denkin, our President and Chief Operating Officer and Dr. Alfredo Axtmayer. As executive officers, neither Mr. Bianco nor Mr. Denkin qualify as “independent” under standards of independence set forth by national securities exchanges, thus we do not have a majority of our board comprised of “independent directors”. Our Board of Directors has determined that Dr. Axtmayer is “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

Effective January 26, 2017, the Company’s Board of Directors engaged M&K CPAS, PLLC (“M&K”) as its independent auditor for the year ended September 30, 2017 and dismissed Anton & Chia, LLP (“A&C”) as its independent public accountant. A&C was the Company’s independent auditor for the year ended September 30, 2016. All audit work was performed by the full time employees of M&K and A&C for the years ended September 30, 2017 and 2016, respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2017	2016
Audit fees:(1)
M&K CPAS, PLLC	$15,000	$-
Anton & Chia, LLP	20,000	39,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$35,000	$39,000

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Employment Agreement between Digipath, Inc. and Joseph J. Bianco, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.6	Amended and Restated Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.7	Employment Agreement, dated as of April 9, 2014, between Digipath, Inc. and Todd Denkin (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
10.8	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between Digipath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 23, 2015)
10.9	Omnibus Agreement and Amendment, dated as of October 1, 2015, among Digipath, Inc., Digipath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2015)
10.10	Consulting Agreement, dated as of November 23, 2015, between Digipath, Inc. and Alliance Advisory Partners, LLC whose beneficial owner is Joseph Bianco (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 19, 2016)
10.11*	Amendment to Employment Agreement between Digipath, Inc. and Joseph J. Bianco, dated as of December 22, 2017
10.12*	Amendment to Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of December 22, 2017
10.13*	Amendment to Employment Agreement between Digipath, Inc. and Todd Peterson, dated as of December 22, 2017
10.14	Master Joint Venture Agreement, dated as of March 20, 2017, between Digipath, Inc. and OC Testing LLC (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on February 23, 2017)
10.15*	Operating Agreement of Humboldt Botanical, LLC, dated as of August 31, 2017, between Digipath, Inc. and Don Ashley
21.1*	Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Joseph J. Bianco
Joseph J. Bianco
Chief Executive Officer

Dated:	December 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joseph J. Bianco	Chief Executive Officer and Chairman
Joseph J. Bianco	(Principal Executive Officer)	December 29, 2017

/s/ Todd A. Peterson	Chief Financial Officer and Secretary	December 29, 2017
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Todd Denkin	President, Chief Operating Officer, Director	December 29, 2017
Todd Denkin

/s/ Alfredo Axtmayer	Director	December 29, 2017
Alfredo Axtmayer

