Form 10-Q
period 2017-12-31
DigiPath,Inc.
filed 2018-02-12
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2017

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

The number of shares of registrant’s common stock outstanding as of February 9, 2018 was 39,268,133.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
Assets	(Unaudited)

Current assets:
Cash	$360,827	$178,177
Accounts receivable	454,471	266,613
Prepaid expenses	52,975	73,750
Deposits	25,647	25,647
Total current assets	893,920	544,187

Fixed assets, net	1,100,472	1,027,049

Total Assets	$1,994,392	$1,571,236

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$105,810	$121,994
Accrued expenses	70,914	42,004
Total current liabilities	176,724	163,998

Total Liabilities	176,724	163,998

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,747,942 and 1,897,942 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	1,748	1,898
Common stock, $0.001 par value, 90,000,000 shares authorized; 37,285,676 and 35,027,118 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	37,286	35,027
Additional paid-in capital	13,454,322	12,866,984
Accumulated (deficit)	(11,675,688)	(11,496,671)

Total Stockholders’ Equity	1,817,668	1,407,238

Total Liabilities and Stockholders’ Equity	$1,994,392	$1,571,236

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016

Revenues	$1,118,785	$409,751
Cost of sales	376,772	204,132
Gross profit	742,013	205,619

Operating expenses:
General and administrative	399,114	279,686
Professional fees	486,676	191,643
Bad debts expense	55,940	14,450
Total operating expenses	941,730	485,779

Operating loss	(199,717)	(280,160)

Other income:
Other income	20,700	154,000
Total other income	20,700	154,000

Net loss	$(179,017)	$(126,160)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	-	6,800

Comprehensive loss	$(179,017)	$(119,360)

Weighted average number of common shares outstanding - basic and fully diluted	35,413,602	23,947,563

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(179,017)	$(126,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debts expense	55,940	14,450
Depreciation and amortization expense	69,091	61,653
Stock issued for services	187,704	17,500
Options and warrants granted for services	258,735	99,920
Decrease (increase) in assets:
Accounts receivable	(243,798)	(23,343)
Prepaid expenses	20,775	8,357
Increase (decrease) in liabilities:
Accounts payable	(16,184)	(13,139)
Accrued expenses	28,910	(9,201)
Net cash provided by operating activities	182,156	30,037

Cash flows from investing activities
Purchase of fixed assets	(142,514)	(2,089)
Net cash used in investing activities	(142,514)	(2,089)

Cash flows from financing activities
Proceeds from sale of common stock	143,008	-
Net cash provided by financing activities	143,008	-

Net increase in cash	182,650	27,948
Cash - beginning	178,177	135,390
Cash - ending	$360,827	$163,338

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$150,000	$500,000

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2017:

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

Reclassifications

Prior period interest income in the amount of $2,500 has been reclassified to net against the related $2,500 of bad debt expense to conform to the current period presentation, along with the reclassification of $37,877 of equipment service contract expenses and $61,653 of depreciation expense from operating expenses to cost of sales. These reclassifications had no impact on net earnings, financial position or cash flows.

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

Revenue Recognition

The Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2017. This update provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue from contracts with customers to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new update does not affect how the Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to exclusive or predetermined quantities of tests. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard to be effective with our first interim reporting period for the three months ended December 31, 2017. We use the modified retrospective method of adoption. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, adoption does not have a material impact on our financial position, results of operations, or cash flows. Related disclosures have been expanded in line with the requirements of the standard.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($11,675,688), and as of December 31, 2017, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Based Compensation for Services

On December 22, 2017, the Company issued 300,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $78,828 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On December 22, 2017, the Company issued 100,000 shares of common stock to Dr. Alfredo Axtmayer for his service on our Board of Directors. The aggregate fair value of the common stock was $26,276 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the three months ended December 31, 2017.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2017 and September 30, 2017, respectively:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$360,827	$-	$-
Total assets	360,827	-	-
Liabilities
Total liabilities	-	-	-
	$360,827	$-	$-

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$178,177	$-	$-
Total assets	178,177	-	-
Liabilities
Total liabilities	-	-	-
	$178,177	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2017 or the year ended September 30, 2017.

Note 5 – Accounts Receivable

Accounts receivable was $454,471 and $266,613 at December 31, 2017 and September 30, 2017, respectively, net of allowance for doubtful accounts of $88,120 and $32,180 at December 31, 2017 and September 30, 2017, respectively.

Note 6 – Fixed Assets

Fixed assets consist of the following at December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017	2017
Software	$123,492	$121,617
Office equipment	41,603	36,080
Furniture and fixtures	14,285	14,285
Lab equipment	1,073,566	938,450
Leasehold improvements	489,147	489,147
	1,742,093	1,599,579
Less: accumulated depreciation	(641,621)	(572,530)
Total	$1,100,472	$1,027,049

Depreciation and amortization expense totaled $69,091 and $61,653 for the three months ended December 31, 2017 and 2016, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2017, there were 1,747,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,747,942 shares of Series A Preferred outstanding at December 31, 2017 are convertible into 8,739,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

During the three months ended December 31, 2017, a total of 150,000 Series A Preferred shares were converted into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 37,285,676 shares were issued and outstanding as of December 31, 2017.

Common Stock Sales

On December 20, 2017, the Company sold 10 units, consisting of 100,000 shares of its common stock and warrants to purchase 50,000 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $18,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 13.89 units, consisting of 138,889 shares of its common stock and warrants to purchase 69,445 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 55.56 units, consisting of 555,600 shares of its common stock and warrants to purchase 277,800 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $100,008. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

Common Stock Issued for Services

On December 22, 2017, the Company issued 300,000 shares of common stock to its CFO as a bonus for services rendered. The aggregate fair value of the common stock was $78,828 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On December 22, 2017, the Company issued 100,000 shares of common stock to Dr. Alfredo Axtmayer for his service on our Board of Directors. The aggregate fair value of the common stock was $26,276 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

On November 29, 2017, a total of 314,069 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $82,600 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on December 31, 2017.

Amortization of Stock Options

A total of $258,735 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the three months ended December 31, 2017.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Common Stock Options

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

A total of 8,985,000 options were outstanding as of December 31, 2017. On December 31, 2017, options to purchase a total of 1,010,000 shares of common stock at $0.40 per share expired, and on November 7, 2017, options to purchase 100,000 shares of common stock at $0.85 per share expired.

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the three months ended December 31, 2017.

On November 29, 2017, we granted fully vested options to purchase 100,000 shares of common stock as compensation for services to our Chief Scientist. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $21,004. The options were expensed over the vesting period, resulting in $21,004 of stock based compensation expense during the three months ended December 31, 2017.

On November 29, 2017, we granted fully vested options to purchase 205,000 shares of common stock as compensation for services to a total of ten of our employees. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $43,057. The options were expensed over the vesting period, resulting in $43,057 of stock based compensation expense during the three months ended December 31, 2017.

Note 9 – Common Stock Warrants

Warrants to purchase a total of 5,839,667 shares of common stock were outstanding as of December 31, 2017. No warrants were exercised during the three months ended December 31, 2017. On December 31, 2017, warrants to purchase 200,000 shares of common stock at $0.30 per share expired, and on December 30, 2017, warrants to purchase 300,000 shares of common stock at $0.45 per share expired.

Warrants to purchase 50,000 shares of common stock at $0.26 per share over a 36 month period were issued on December 20, 2017 pursuant to a unit offering for the sale of 100,000 shares of common stock in exchange for proceeds of $18,000, and warrants to purchase a total of 347,245 shares of common stock at $0.26 per share over a 36 month period were issued on December 14, 2017 pursuant to two unit offerings for the sale of an aggregate 694,489 shares of common stock in exchange for total proceeds of $125,008.

Note 10 – Other Income

Other income for the three months ended December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Settlement income on license agreement	$-	$150,000
Rental income on subleases	19,200	-
Restitution income	1,500	4,000
	$20,700	$154,000

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended December 31, 2017 and the year ended September 30, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2017, the Company had approximately $7,025,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and September 30, 2017, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Preferred Stock Conversions

On January 22, 2018, a shareholder converted 50,000 shares of Series A Preferred into 250,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 17, 2018, a shareholder converted 272,000 shares of Series A Preferred into 1,360,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Exercise of Options

On January 3, 2018, two option holders exercised options to purchase a total of 500,000 shares of common stock at $0.181 per share on a cashless basis, resulting in the issuance of 317,172 shares of common stock.

On January 2, 2018, an option holder exercised options to purchase 37,500 shares of common stock at $0.22 per share on a cashless basis, resulting in the issuance of 21,000 shares of common stock.

Exercise of Warrants

On January 3, 2018, a warrant holder exercised warrants to purchase 71,428 shares of common stock at $0.26 per share on a cashless basis, resulting in the issuance of 34,285 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of December 31, 2017 are described below.

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

Our cannabis testing and business licenses were briefly suspended by Nevada regulators for an eight business day period subsequent to the end of the quarter ended December 31, 2017, commencing at the end of business on Friday, January 19, 2018 and reinstated on January 31, 2018. This had no impact on our financial results for the periods presented in this report, but will be reflected in our results for our quarter ending March 31, 2018.

Results of Operations for the Three Months Ended December 31, 2017 and 2016:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31,		Increase /
	2017	2016	(Decrease)
Revenues	$1,118,785	$409,751	$709,034
Cost of sales	376,772	204,132	172,640
Gross profit	742,013	205,619	536,394

Operating expenses:
General and administrative	399,114	279,686	119,428
Professional fees	486,676	191,643	295,033
Bad debts expense	55,940	14,450	41,490
Total operating expenses:	941,730	485,779	455,951

Operating loss	(199,717)	(280,160)	(80,443)

Total other income	20,700	154,000	(133,300)

Net loss	$(179,017)	$(126,160)	$52,857

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended December 31, 2017 were $1,118,785, compared to revenues of $409,751 during the three months ended December 31, 2016, an increase of $709,034, or 173%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017.

Cost of Sales

Cost of sales for the three months ended December 31, 2017 were $376,772, compared to $204,132 during the three months ended December 31, 2016, an increase of $172,640, or 85%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the increase in revenues over the comparative period. Our gross margins of approximately 66%, increased during the three months ended December 31, 2017, compared to gross margins of approximately 50% during the three months ended December 31, 2016, as we realized efficiencies and economies of scale from our increased revenues. We expect cost of sales to increase and gross margins to decrease as we implement ISO/IEC 17025 standards for the competence of testing and calibration laboratories, which is now being required by the State of Nevada for all licensed cannabis laboratories.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2017 were $399,114, compared to $279,686 during the three months ended December 31, 2016, an increase of $119,428, or 43%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the three months ended December 31, 2017 were $486,676, compared to $191,643 during the three months ended December 31, 2016, an increase of $295,033, or 154%. Professional fees increased primarily due to increased stock-based compensation paid to employees and consultants during the current period.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2017 was $55,940, compared to $14,450 during the three months ended December 31, 2016, an increase of $41,490, or 287%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with the growth in sales and accounts receivables.

Operating Loss

Our operating loss for the three months ended December 31, 2017 was $199,717 compared to $280,160 during the three months ended December 31, 2016, a decrease of $80,443, or 29%. Our operating loss decreased primarily due to our increased revenues, offset in part by increased operating expenses, including stock-based compensation, during the three months ended December 31, 2017, compared to the three months ended December 31, 2016.

Other Income

Other income for the three months ended December 31, 2017 was $20,700, compared to other income of $154,000 during the three months ended December 31, 2016, a decrease of $133,300. Other income consisted of $19,200 of subleased storage space and $1,500 related to restitution payments received from a former employee for the three months ended December 31, 2017. Other income during the three months ended December 31, 2016 consisted of $150,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc. and $4,000 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended December 31, 2017 was $179,017, compared to $126,160 during the three months ended December 31, 2016, an increase of $52,857, or 42%. The increased net loss was due primarily to increased non-cash, stock-based compensation of $329,019 over the comparative three month period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three month periods ended December 31, 2017 and 2016:

	2017	2016
Operating Activities	$182,156	$30,037
Investing Activities	(142,514)	(2,089)
Financing Activities	143,008	-
Net Increase in Cash	$182,650	$27,948

Net Cash Provided in Operating Activities

During the three months ended December 31, 2017, net cash provided in operating activities was $182,156, compared to net cash provided in operating activities of $30,037 for the same period ended December 31, 2016. The increase in cash provided by operating activities is primarily attributable to our $498,517, or 205% increase in gross profit as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the three months ended December 31, 2017, net cash used in investing activities was $142,514, compared to $2,089 for the same period ended December 31, 2016. The increase is attributable to greater investments made for cannabis testing equipment in the current period than was necessary in the comparative period.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2017, net cash provided by financing activities was $143,008, compared to $-0- for the same period ended December 31, 2016.

Ability to Continue as a Going Concern

As of December 31, 2017, our balance of cash on hand was $360,827. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Revenue Recognition

The Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2017. This update provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue from contracts with customers to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new update does not affect how the Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to exclusive or predetermined quantities of tests. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended December 31, 2017:

On December 22, 2017, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, to Todd Peterson as a bonus for his services rendered as our CFO.

On December 22, 2017, we issued 100,000 shares of common stock, restricted in accordance with Rule 144, to Dr. Alfredo Axtmayer for his services on our Board of Directors.

The following shares of common stock and warrants are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933 during the three month period ended December 31, 2017. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On December 20, 2017, we sold 10 units, consisting of 100,000 shares of its common stock and warrants to purchase 50,000 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $18,000.

On December 14, 2017, we sold 13.89 units, consisting of 138,889 shares of its common stock and warrants to purchase 69,445 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $25,000.

On December 14, 2017, we sold 55.56 units, consisting of 555,600 shares of its common stock and 277,800 warrants to purchase 277,800 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $100,008.

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

Date: February 12, 2018

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

