Form 10-Q
period 2018-03-31
DigiPath,Inc.
filed 2018-05-15
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

The number of shares of registrant’s common stock outstanding as of May 14, 2018 was 40,437,042.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	September 30, 2017
Assets	(Unaudited)

Current assets:
Cash	$236,362	$178,177
Accounts receivable	240,044	266,613
Prepaid expenses	69,264	73,750
Deposits	25,647	25,647
Total current assets	571,317	544,187

Fixed assets, net	1,071,723	1,027,049

Total Assets	$1,643,040	$1,571,236

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$278,105	$121,994
Accrued expenses	53,887	42,004
Deferred revenues	1,800	-
Total current liabilities	333,792	163,998

Total Liabilities	333,792	163,998

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,425,942 and 1,897,942 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	1,426	1,898
Common stock, $0.001 par value, 90,000,000 shares authorized; 39,739,264 and 35,027,118 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	39,739	35,027
Additional paid-in capital	13,644,167	12,866,984
Accumulated (deficit)	(12,376,084)	(11,496,671)

Total Stockholders’ Equity	1,309,248	1,407,238

Total Liabilities and Stockholders’ Equity	$1,643,040	$1,571,236

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$583,073	$497,049	$1,701,858	$906,800
Cost of sales	665,858	221,010	1,042,630	425,142
Gross profit (loss)	(82,785)	276,039	659,228	481,658

Operating expenses:
General and administrative	348,399	327,384	747,513	607,070
Professional fees	249,111	273,951	735,787	465,594
Bad debts expense	42,301	4,304	98,241	18,754
Total operating expenses	639,811	605,639	1,581,541	1,091,418

Operating loss	(722,596)	(329,600)	(922,313)	(609,760)

Other income:
Other income	22,200	106,000	42,900	260,000
Total other income	22,200	106,000	42,900	260,000

Net loss	$(700,396)	$(223,600)	$(879,413)	$(349,760)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	-	(280)	-	6,520

Comprehensive loss	$(700,396)	$(223,880)	$(879,413)	$(343,240)

Weighted average number of common shares outstanding - basic and fully diluted	38,964,125	28,063,050	37,169,355	25,982,694

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(879,413)	$(349,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debts expense	98,241	23,754
Depreciation and amortization expense	141,696	123,073
Stock issued for services	289,704	123,028
Options and warrants granted for services	348,711	199,840
Decrease (increase) in assets:
Accounts receivable	(71,672)	(92,277)
Prepaid expenses	4,486	(19,938)
Deposits	-	14,203
Increase (decrease) in liabilities:
Accounts payable	156,111	(104,444)
Accrued expenses	11,883	(22,539)
Deferred revenues	1,800	-
Net cash provided by (used in) operating activities	101,547	(105,060)

Cash flows from investing activities
Purchase of fixed assets	(186,370)	(2,770)
Net cash used in investing activities	(186,370)	(2,770)

Cash flows from financing activities
Proceeds from sale of common stock	143,008	250,000
Net cash provided by financing activities	143,008	250,000

Net increase in cash	58,185	142,170
Cash - beginning	178,177	135,390
Cash - ending	$236,362	$277,560

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$-	$6,520
Value of preferred stock converted to common stock	$472,000	$1,230,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2018:

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

Reclassifications

Prior period interest income in the amount of $5,000 has been reclassified to net against the related $5,000 of bad debt expense to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($12,376,084), and as of March 31, 2018, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Based Compensation for Services

On March 26, 2018, the Company issued 207,852 shares of common stock to its CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 55,427 shares of common stock to its COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 138,568 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

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

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the six months ended March 31, 2018.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2018 and September 30, 2017, respectively:

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$236,362	$-	$-
Total assets	236,362	-	-
Liabilities
Total liabilities	-	-	-
	$236,362	$-	$-

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$178,177	$-	$-
Total assets	178,177	-	-
Liabilities
Total liabilities	-	-	-
	$178,177	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2018 or the year ended September 30, 2017.

Note 5 – Accounts Receivable

Accounts receivable was $240,044 and $266,613 at March 31, 2018 and September 30, 2017, respectively, net of allowance for doubtful accounts of $130,421 and $32,180 at March 31, 2018 and September 30, 2017, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2018 and September 30, 2017:

	March 31,	September 30,
	2018	2017
Software	$123,492	$121,617
Office equipment	49,296	36,080
Furniture and fixtures	28,486	14,285
Lab equipment	1,095,528	938,450
Leasehold improvements	489,147	489,147
	1,785,949	1,599,579
Less: accumulated depreciation	(714,226)	(572,530)
Total	$1,071,723	$1,027,049

Depreciation and amortization expense totaled $141,696 and $123,073 for the six months ended March 31, 2018 and 2017, respectively.

Note 7 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2018, there were 1,425,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,425,942 shares of Series A Preferred outstanding at March 31, 2018 are convertible into 7,129,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

During the three months ended March 31, 2018, a total of 322,000 Series A Preferred shares were converted into 1,610,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

During the three months ended December 31, 2017, a total of 150,000 Series A Preferred shares were converted into 750,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 39,739,264 shares were issued and outstanding as of March 31, 2018.

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

Common Stock Issued for Services

On March 26, 2018, the Company issued 207,852 shares of common stock to its CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 55,427 shares of common stock to its COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 138,568 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 69,284 shares of common stock to a consultant for business development services. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

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

Amortization of Stock Options

A total of $348,711 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the six months ended March 31, 2018.

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

A total of 8,392,500 options were outstanding as of March 31, 2018. During the three months ended March 31, 2018, options to purchase an aggregate total of 55,000 shares of common stock at a weighted average exercise price of $0.24 per share expired, and during the three months ended December 31, 2017, options to purchase an aggregate total of 1,110,000 shares of common stock at a weighted average exercise price of $0.40 per share expired.

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

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the six months ended March 31, 2018.

On November 29, 2017, we granted fully vested options to purchase 100,000 shares of common stock as compensation for services to our Chief Scientist. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $21,004. The options were expensed over the vesting period, resulting in $21,004 of stock based compensation expense during the six months ended March 31, 2018.

On November 29, 2017, we granted fully vested options to purchase 205,000 shares of common stock as compensation for services to a total of ten of our employees. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $43,057. The options were expensed over the vesting period, resulting in $43,057 of stock based compensation expense during the six months ended March 31, 2018.

Note 9 – Common Stock Warrants

Warrants to purchase a total of 5,768,239 shares of common stock were outstanding as of March 31, 2018. On January 3, 2018, a warrant holder exercised warrants to purchase 71,428 shares of common stock at $0.26 per share on a cashless basis, resulting in the issuance of 34,285 shares of common stock.

On December 31, 2017, warrants to purchase 200,000 shares of common stock at $0.30 per share expired, and on December 30, 2017, warrants to purchase 300,000 shares of common stock at $0.45 per share also expired.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Other Income

Other income for the six months ended March 31, 2018 and 2017 consisted of the following:

	March 31,
	2018	2017
Settlement income on license agreement	$-	$250,000
Rental income on subleases	38,400	1,500
Restitution income	4,500	8,500
	$42,900	$260,000

Note 11 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended March 31, 2018 and the year ended September 30, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2018, the Company had approximately $7,467,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2018 and September 30, 2017, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Common Stock Sales

On April 13, 2018, the Company sold 14 units, consisting of 140,000 shares of its common stock and warrants to purchase 70,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,200. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 12, 2018, the Company sold 28 units, consisting of 280,000 shares of its common stock and warrants to purchase 140,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,400. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 10, 2018, the Company sold 27.78 units, consisting of 277,778 shares of its common stock and warrants to purchase 138,889 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of March 31, 2018 are described below.

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

Our cannabis testing and business licenses were briefly suspended by Nevada regulators for an eight business day period subsequent to the end of the quarter ended December 31, 2017, commencing at the end of business on Friday, January 19, 2018, and were reinstated on January 31, 2018. This significantly affected our financial results for the second fiscal quarter. In response to the temporary suspension, we refined our laboratory testing processes and increased our staffing to better support the level of demand we experienced during the first fiscal quarter, during which Nevada regulators suspended several of our competitors’ licenses, resulting in record revenues for us. We believe that we are now well positioned to handle future growth in full compliance with Nevada’s regulations applicable to our operations.

Results of Operations for the Three Months Ended March 31, 2018 and 2017:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Increase /
	2018	2017	(Decrease)
Revenues	$583,073	$497,049	$86,024
Cost of sales	665,858	221,010	444,848
Gross profit (loss)	(82,785)	276,039	(358,824)

Operating expenses:
General and administrative	348,399	327,384	21,015
Professional fees	249,111	273,951	(24,840)
Bad debts expense	42,301	4,304	37,997
Total operating expenses:	639,811	605,639	34,172

Operating loss	(722,596)	(329,600)	392,996

Total other income	22,200	106,000	(83,800)

Net loss	$(700,396)	$(223,600)	$476,796

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended March 31, 2018 were $583,073, compared to revenues of $497,049 during the three months ended March 31, 2017, an increase of $86,024, or 17%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 were $665,858, compared to $221,010 during the three months ended March 31, 2017, an increase of $444,848, or 201%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to increased labor and supplies as we revamped our operations to comply with regulators’ requirements and gear up for increased demand. During the three months ended March 31, 2018, we began to implement ISO/IEC 17025 standards for the competence of testing and calibration laboratories, and outsourced our pesticide testing to a third party while we repaired and upgraded instrumentation and developed State approved assays. On April 1, 2018, we were able to resume our own pesticide testing, which is expected to significantly reduce our cost of sales in future periods. Our gross margins of approximately negative 14%, decreased during the three months ended March 31, 2018, compared to gross margins of approximately 56% during the three months ended March 31, 2017, as we devoted significant resources to the improvement of operations in response to the temporary suspension of our Nevada licenses. We expect cost of sales to decrease and gross margins to increase as we continue to grow, and for gross margins to be in the neighborhood of 50% as we now perform our own pesticide tests.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $348,399, compared to $327,384 during the three months ended March 31, 2017, an increase of $21,015, or 6%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the three months ended March 31, 2018 were $249,111, compared to $273,951 during the three months ended March 31, 2017, a decrease of $24,840, or 9%. Professional fees decreased primarily due to decreased legal and consulting fees during the current period.

Bad Debts Expense

Bad debts expense for the three months ended March 31, 2018 was $42,301, compared to $4,304 during the three months ended March 31, 2017, an increase of $37,997, or 883%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with the growth in sales and disruption of operations during the quarter.

Operating Loss

Our operating loss for the three months ended March 31, 2018 was $722,596 compared to $329,600 during the three months ended March 31, 2017, an increase of $392,996, or 119%. Our operating loss increased primarily due to increased stock-based compensation, offset in part by our increased revenues during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

Other Income

Other income for the three months ended March 31, 2018 was $22,200, compared to other income of $106,000 during the three months ended March 31, 2017, a decrease of $83,800. Other income consisted of $19,200 of subleased storage space and $3,000 related to restitution payments received from a former employee for the three months ended March 31, 2018. Other income during the three months ended March 31, 2017 consisted of $1,500 of subleased storage space, $100,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc. and $4,500 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended March 31, 2018 was $700,396, compared to $223,600 during the three months ended March 31, 2017, an increase of $476,796, or 213%. The increased net loss was due primarily to increased staffing and outsourced pesticide testing costs over the comparative three month period, as we revamped operations to better position ourselves for anticipated increased demand in the recreational cannabis market and addressed the temporary suspension of our Nevada licenses.

Results of Operations for the Six Months Ended March 31, 2018 and 2017:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2018 and 2016.

	Six Months Ended March 31,		Increase /
	2018	2017	(Decrease)
Revenues	$1,701,858	$906,800	$795,058
Cost of sales	1,042,630	425,142	617,488
Gross profit	659,228	481,658	177,570

Operating expenses:
General and administrative	747,513	607,070	140,443
Professional fees	735,787	465,594	270,193
Bad debts expense	98,241	18,754	79,487
Total operating expenses:	1,581,541	1,091,418	490,123

Operating loss	(922,313)	(609,760)	312,553

Total other income	42,900	260,000	(217,100)

Net loss	$(879,413)	$(349,760)	$529,653

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the six months ended March 31, 2018 were $1,701,858, compared to revenues of $906,800 during the six months ended March 31, 2017, an increase of $795,058, or 88%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017. This was bolstered during the first fiscal quarter of the current period due to the suspensions that were served by Nevada regulators on two of our competitors, as offset in part on our own suspension during the second fiscal quarter of the current period.

Cost of Sales

Cost of sales for the six months ended March 31, 2018 were $1,042,630, compared to $425,142 during the six months ended March 31, 2017, an increase of $617,488, or 145%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to increased labor and supplies as we revamped our operations to comply with regulators’ requirements and gear up for increased demand. During the six months ended March 31, 2018, we began to implement ISO/IEC 17025 standards for the competence of testing and calibration laboratories, and outsourced our pesticide testing to a third party while we repaired and upgraded instrumentation and developed State approved assays. On April 1, 2018, we were able to resume our own pesticide testing, which is expected to significantly reduce our cost of sales in future periods. Our gross margins of approximately 39%, decreased during the six months ended March 31, 2018, compared to gross margins of approximately 53% during the six months ended March 31, 2017. We anticipate our gross margins to be in the neighborhood of 50% as we now perform our own pesticide tests.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2018 were $747,513, compared to $607,070 during the six months ended March 31, 2017, an increase of $140,443, or 23%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the six months ended March 31, 2018 were $735,787, compared to $465,594 during the six months ended March 31, 2017, an increase of $270,193, or 58%. Professional fees increased primarily due to increased stock-based compensation paid to employees and consultants during the current period.

Bad Debts Expense

Bad debts expense for the six months ended March 31, 2018 was $98,241, compared to $18,754 during the six months ended March 31, 2017, an increase of $79,487, or 424%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with the growth in sales and disruption of operations during the quarter.

Operating Loss

Our operating loss for the six months ended March 31, 2018 was $922,313 compared to $609,760 during the six months ended March 31, 2017, an increase of $312,553, or 51%. Our operating loss increased primarily due to increased cost of sales as we reworked our lab processes, in addition to increased stock-based compensation, offset in part by our increased revenues, during the six months ended March 31, 2018, compared to the six months ended March 31, 2017.

Other Income

Other income for the six months ended March 31, 2018 was $42,900, compared to other income of $260,000 during the six months ended March 31, 2017, a decrease of $217,100. Other income consisted of $38,400 of subleased rent and $4,500 related to restitution payments received from a former employee for the six months ended March 31, 2018. Other income during the six months ended March 31, 2017 consisted of $250,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc., $1,500 of subleased rental income and $8,500 of restitution payments received from a former employee.

Net Loss

Net loss for the six months ended March 31, 2018 was $879,413, compared to $349,760 during the six months ended March 31, 2017, an increase of $529,653, or 151%. The increased net loss was due primarily to increased staffing and outsourced pesticide testing costs over the comparative three month period, as we revamped operations to better position ourselves for anticipated increased demand in the recreational cannabis market and addressed the temporary suspension of our Nevada licenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2018 and 2017:

	2018	2017
Operating Activities	$101,547	$(105,060)
Investing Activities	(186,370)	(2,770)
Financing Activities	143,008	250,000
Net Increase in Cash	$58,185	$142,170

Net Cash Provided in Operating Activities

During the six months ended March 31, 2018, net cash provided by operating activities was $101,547, compared to net cash used in operating activities of $105,060 for the same period ended March 31, 2017. The increase in cash provided by operating activities is primarily attributable to our $177,570, or 37% increase in gross profit as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the six months ended March 31, 2018, net cash used in investing activities was $186,370, compared to $2,770 for the same period ended March 31, 2017. The increase is attributable to greater investments made for cannabis testing equipment in the current period than was necessary in the comparative period.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2018, net cash provided by financing activities was $143,008, compared to $250,000 for the same period ended March 31, 2017.

Ability to Continue as a Going Concern

As of March 31, 2018, our balance of cash on hand was $236,362. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended March 31, 2018:

On March 26, 2018, we issued 207,852 shares of common stock, restricted in accordance with Rule 144, to Joseph Bianco for his services rendered as our CEO.

On March 26, 2018, we issued 55,427 shares of common stock, restricted in accordance with Rule 144, to Todd Denkin for his services rendered as our COO.

On March 26, 2018, we issued 138,568 shares of common stock, restricted in accordance with Rule 144, to Todd Peterson for his services rendered as our CFO.

On March 26, 2018, we issued 69,284 shares of common stock, restricted in accordance with Rule 144, to a consultant for business development services.

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

Date: May 15, 2018

DIGIPATH, INC.

By:	/s/ Joseph J. Bianco
Name:	Joseph J. Bianco
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

