Form 10-Q
period 2018-06-30
DigiPath,Inc.
filed 2018-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

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

The number of shares of registrant’s common stock outstanding as of August 13, 2018 was 41,564,235.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)
Assets

Current assets:
Cash	$40,070	$178,177
Accounts receivable	200,867	266,613
Prepaid expenses	67,732	73,750
Deposits	25,647	25,647
Total current assets	334,316	544,187

Fixed assets, net	1,007,832	1,027,049

Total Assets	$1,342,148	$1,571,236

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$196,234	$121,994
Accrued expenses	30,894	42,004
Deferred revenues	2,775	—
Total current liabilities	229,903	163,998

Total Liabilities	229,903	163,998

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,425,942 and 1,897,942 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	1,426	1,898
Common stock, $0.001 par value, 90,000,000 shares authorized; 40,897,568 and 35,027,118 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	40,898	35,027
Additional paid-in capital	13,946,080	12,866,984
Accumulated (deficit)	(12,876,159)	(11,496,671)

Total Stockholders’ Equity	1,112,245	1,407,238

Total Liabilities and Stockholders’ Equity	$1,342,148	$1,571,236

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues	$521,772	$389,315	$2,223,630	$1,296,115
Cost of sales	520,888	215,729	1,563,518	640,871
Gross profit	884	173,586	660,112	655,244

Operating expenses:
General and administrative	360,689	300,924	1,108,202	907,994
Professional fees	228,482	279,843	964,269	745,437
Bad debts expense (recoveries)	(45,200)	4,396	53,041	23,150
Total operating expenses	543,971	585,163	2,125,512	1,676,581

Operating loss	(543,087)	(411,577)	(1,465,400)	(1,021,337)

Other income:
Other income	43,012	3,000	85,912	263,000
Total other income	43,012	3,000	85,912	263,000

Net loss	$(500,075)	$(408,577)	$(1,379,488)	$(758,337)
Other comprehensive loss
Available-for-sale investments:
Change in net unrealized loss (net of tax effect)	-	(9,080)	-	(2,560)

Comprehensive loss	$(500,075)	$(417,657)	$(1,379,488)	$(760,897)

Weighted average number of common shares outstanding - basic and fully diluted	40,374,897	31,542,189	38,237,869	27,849,386

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,379,488)	$(758,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	53,041	30,650
Depreciation and amortization expense	213,225	186,922
Stock issued for services	377,204	224,294
Options and warrants granted for services	438,683	299,760
Decrease (increase) in assets:
Accounts receivable	12,705	(96,429)
Prepaid expenses	6,018	(48,404)
Deposits	-	14,203
Increase (decrease) in liabilities:
Accounts payable	74,240	(3,239)
Accrued expenses	(11,110)	(33,953)
Deferred revenues	2,775	-
Net cash used in operating activities	(212,707)	(184,533)

Cash flows from investing activities
Purchase of fixed assets	(194,008)	(136,894)
Net cash used in investing activities	(194,008)	(136,894)

Cash flows from financing activities
Proceeds from sale of common stock	268,608	300,000
Net cash provided by financing activities	268,608	300,000

Net decrease in cash	(138,107)	(21,427)
Cash - beginning	178,177	135,390
Cash - ending	$40,070	$113,963

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Net change in unrealized gain (loss) on available-for-sale securities	$-	$(2,560)
Value of preferred stock converted to common stock	$472,000	$1,372,500

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2018:

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

Reclassifications

Prior period interest income in the amount of $7,500 has been reclassified to net against the related $7,500 of bad debt expense to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended June 30, 2018 and 2017, or the twelve months ended September 30, 2017.

Revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products to licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

The Company also recognizes revenue through our subsidiary, TNM News Corp., which primarily recognizes revenue from advertisements through partnered merchants. Payment for ad revenues are received prior to the distribution of the ad campaign, and the revenues are recognized ratably over the campaign. The Company defers any revenue for which the term of the campaign has not yet been realized. To date, these revenues have not been materially significant.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendment provides guidance on accounting for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) and allows entities to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Tax Act has several significant changes that impact all taxpayers, including a transition tax, which is a one-time tax charge on accumulated, undistributed foreign earnings. The calculation of accumulated foreign earnings requires an analysis of each foreign entity’s financial results going back to 1986. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in Accumulated Other Comprehensive Income as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard to be effective with our first interim reporting period for the three months ended December 31, 2017. We use the modified retrospective method of adoption. We have completed an initial evaluation of the potential impact from adopting the new standard, including a detailed review of performance obligations for all material revenue streams. Based on this initial evaluation, adoption does not have a material impact on our financial position, results of operations, or cash flows. Related disclosures have been expanded in line with the requirements of the standard.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($12,876,159), and as of June 30, 2018, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Based Compensation for Services

On June 25, 2018, the Company issued 118,421 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 25, 2018, the Company issued 31,579 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On June 25, 2018, the Company issued 78,947 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On March 26, 2018, the Company issued 207,852 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On March 26, 2018, the Company issued 55,427 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On March 26, 2018, the Company issued 138,568 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

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

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the nine months ended June 30, 2018.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2018 and September 30, 2017, respectively:

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$40,070	$-	$-
Total assets	40,070	-	-
Liabilities
Total liabilities	-	-	-
	$40,070	$-	$-

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$178,177	$-	$-
Total assets	178,177	-	-
Liabilities
Total liabilities	-	-	-
	$178,177	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2018 or the year ended September 30, 2017.

Note 5 – Accounts Receivable

Accounts receivable was $200,867 and $266,613 at June 30, 2018 and September 30, 2017, respectively, net of allowance for doubtful accounts of $85,221 and $32,180 at June 30, 2018 and September 30, 2017, respectively.

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2018 and September 30, 2017:

	June 30,	September 30,
	2018	2017
Software	$123,492	$121,617
Office equipment	52,520	36,080
Furniture and fixtures	28,486	14,285
Lab equipment	1,099,942	938,450
Leasehold improvements	489,147	489,147
	1,793,587	1,599,579
Less: accumulated depreciation	(785,755)	(572,530)
Total	$1,007,832	$1,027,049

Depreciation and amortization expense totaled $213,225 and $186,922 for the nine months ended June 30, 2018 and 2017, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2018, there were 1,425,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Shares of Series A Preferred are convertible into common stock at a fixed conversion rate of $0.20 per share.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,425,942 shares of Series A Preferred outstanding at June 30, 2018 are convertible into 7,129,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 40,897,568 shares were issued and outstanding as of June 30, 2018.

Common Stock Sales

On April 13, 2018, the Company sold 14 units, consisting of an aggregate of 140,000 shares of its common stock and warrants to purchase 70,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,200. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 12, 2018, the Company sold 28 units, consisting of an aggregate of 280,000 shares of its common stock and warrants to purchase 140,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,400. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 10, 2018, the Company sold 27.78 units, consisting of an aggregate of 277,778 shares of its common stock and warrants to purchase 138,889 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 20, 2017, the Company sold 10 units, consisting of an aggregate of 100,000 shares of its common stock and warrants to purchase 50,000 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $18,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 13.89 units, consisting of an aggregate of 138,889 shares of its common stock and warrants to purchase 69,445 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 55.56 units, consisting of an aggregate of 555,600 shares of its common stock and warrants to purchase 277,800 shares of common stock, exercisable at $0.26 per share over a thirty six month period, in exchange for total proceeds of $100,008. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Common Stock Issued for Services

On June 25, 2018, the Company issued 118,421 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On June 25, 2018, the Company issued 31,579 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On June 25, 2018, the Company issued 78,947 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On June 25, 2018, the Company issued 131,579 shares of common stock to a consultant for business development services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On June 25, 2018, the Company issued 100,000 shares of common stock to another consultant for business development services. The fair value of the common stock was $19,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on June 30, 2018.

On March 26, 2018, the Company issued 207,852 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

On March 26, 2018, the Company issued 55,427 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on March 31, 2018.

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

Amortization of Stock Options

A total of $438,683 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the nine months ended June 30, 2018.

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

A total of 8,352,500 options were outstanding as of June 30, 2018. During the three months ended June 30, 2018, options to purchase an aggregate total of 40,000 shares of common stock at a weighted average exercise price of $0.27 per share expired, during the three months ended March 31, 2018, options to purchase an aggregate total of 55,000 shares of common stock at a weighted average exercise price of $0.24 per share expired, and during the three months ended December 31, 2017, options to purchase an aggregate total of 1,110,000 shares of common stock at a weighted average exercise price of $0.40 per share also expired.

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

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our then President and COO. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock based compensation expense during the nine months ended June 30, 2018.

On November 29, 2017, we granted fully vested options to purchase 100,000 shares of common stock as compensation for services to our Chief Scientist. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $21,004. The options were expensed over the vesting period, resulting in $21,004 of stock based compensation expense during the nine months ended June 30, 2018.

On November 29, 2017, we granted fully vested options to purchase an aggregate of 205,000 shares of common stock as compensation for services to a total of ten of our employees. The options are exercisable over a ten year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $43,057. The options were expensed over the vesting period, resulting in $43,057 of stock based compensation expense during the nine months ended June 30, 2018.

Note 9 – Common Stock Warrants

Warrants to purchase a total of 6,117,128 shares of common stock were outstanding as of June 30, 2018. On January 3, 2018, a warrant holder exercised warrants to purchase 71,428 shares of common stock at $0.26 per share on a cashless basis, resulting in the issuance of 34,285 shares of common stock.

On December 31, 2017, warrants to purchase 200,000 shares of common stock at $0.30 per share expired, and on December 30, 2017, warrants to purchase another 300,000 shares of common stock at $0.45 per share also expired.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants to purchase an aggregate 348,889 shares of common stock at $0.30 per share over a 36 month period were issued at various dates in April of 2018 pursuant to unit offerings for the sale of an aggregate of 697,778 shares of common stock in exchange for total proceeds of $125,600.

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

Note 10 – Other Income

Other income for the nine months ended June 30, 2018 and 2017 consisted of the following:

	June 30,
	2018	2017
Settlement income on license agreement	$-	$250,000
Rental income on subleases	57,600	3,000
Restitution income	28,312	10,000
	$85,912	$263,000

Note 11 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended June 30, 2018 and the year ended September 30, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2018, the Company had approximately $7,787,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2018 and September 30, 2017, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 12 – Subsequent Events

Common Stock Sales

On July 11, 2018, the Company sold 66.67 units, consisting of 666,667 shares of its common stock and warrants to purchase 333,334 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $100,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of June 30, 2018 are described below.

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

Our cannabis testing and business licenses were briefly suspended by Nevada regulators for an eight business day period subsequent to the end of the quarter ended December 31, 2017, commencing at the end of business on Friday, January 19, 2018, and were reinstated on January 31, 2018. This significantly affected our financial results for the second and third fiscal quarter due to the lack of revenue for the eight day period, followed by the need to outsource our pesticide analyses to another lab while we re-validated our testing method. In response to the temporary suspension, we accelerated the implementation of ISO 17025:2017 standards and increased our staffing to better support an ISO-accredited laboratory and be able to service the level of demand we experienced during the first fiscal quarter. At the end of June 2018, our pesticide methods were certified by the State of Nevada, which enabled us to end our outsourcing of pesticide testing. We believe that we are now well positioned to handle future growth in full compliance with Nevada’s regulations applicable to our operations and get back to operating at a gross margin consistent with other analytical testing labs in the industry.

On July 3, 2018, following the untimely passing of Joseph Bianco, who had served as our Chief Executive Officer, our Board appointed Todd Denkin as Chief Executive Officer and Chairman of the Board, succeeding Mr. Bianco. At the time of such appointment, Mr. Denkin was serving as the Company’s President and Chief Operating Officer, and as the President of the Company’s wholly-owned subsidiaries, Digipath Labs, Inc. and TNM News Corp., and he will continue to serve in such capacities.

Results of Operations for the Three Months Ended June 30, 2018 and 2017:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Increase /
	2018	2017	(Decrease)
Revenues	$521,772	$389,315	$132,457
Cost of sales	520,888	215,729	305,159
Gross profit	884	173,586	(172,702)

Operating expenses:
General and administrative	360,689	300,924	59,765
Professional fees	228,482	279,843	(51,361)
Bad debts expense (recoveries)	(45,200)	4,396	(49,596)
Total operating expenses:	543,971	585,163	(41,192)

Operating loss	(543,087)	(411,577)	131,510

Total other income	43,012	3,000	40,012

Net loss	$(500,075)	$(408,577)	$91,498

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended June 30, 2018 were $521,772, compared to revenues of $389,315 during the three months ended June 30, 2017, an increase of $132,457, or 34%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 were $520,888, compared to $215,729 during the three months ended June 30, 2017, an increase of $305,159, or 141%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the cost of outsourcing our pesticide analysis, and increased labor and supplies as we revamped our operations to comply with regulators’ requirements and gear up for increased demand. During the three months ended June 30, 2018, we continued to implement ISO/IEC 17025 standards for the competence of testing and calibration laboratories, and outsourced our pesticide testing to a third party while we repaired and upgraded instrumentation and developed State approved assays. At the end of June, our pesticide methods were certified by the State of Nevada and were able to resume our own pesticide testing, which is expected to significantly reduce our cost of sales in future periods. Our gross margins of approximately 0%, decreased during the three months ended June 30, 2018, compared to gross margins of approximately 45% during the three months ended June 30, 2017, as we devoted significant resources to the improvement of operations in response to the temporary suspension of our Nevada licenses. We expect cost of sales to decrease and gross margins to increase as we continue to grow, and for gross margins to be in the neighborhood of 50% as we now perform our own pesticide tests.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $360,689, compared to $300,924 during the three months ended June 30, 2017, an increase of $59,765, or 20%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the three months ended June 30, 2018 were $228,482, compared to $279,843 during the three months ended June 30, 2017, a decrease of $51,361, or 18%. Professional fees included non-cash, stock-based compensation of $177,472 and $201,185 during the three months ended June 30, 2018 and June 30, 2017, respectively, including the amortization of $89,972 and $99,920, respectively, of stock options expense that is now fully amortized. Professional fees decreased primarily due to decreased legal and consulting fees during the current period.

Bad Debts Expense (Recoveries)

Bad debts expense (recoveries) for the three months ended June 30, 2018 was $(45,200), compared to $4,396 during the three months ended June 30, 2017, a net decrease of $49,596. Bad debts expense (recoveries) decreased during the current period as our allowance for doubtful accounts decreased with greater resources devoted to collection efforts during the quarter. Our bad debts allowance was 8.7% and 1.1% of sales for the three months ended June 30, 2018 and 2017, respectively.

Operating Loss

Our operating loss for the three months ended June 30, 2018 was $543,087 compared to $411,577 during the three months ended June 30, 2017, an increase of $131,510, or 32%. Our operating loss increased primarily due to the costs of outsourced pesticide analysis, offset in part by our increased revenues during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Other Income

Other income for the three months ended June 30, 2018 was $43,012, compared to other income of $3,000 during the three months ended June 30, 2017, an increase of $40,012. Other income consisted of $19,200 of subleased storage space and $23,812 related to restitution payments received from a former employee for the three months ended June 30, 2018. Other income during the three months ended June 30, 2017 consisted of $1,500 of subleased storage space and $1,500 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended June 30, 2018 was $500,075, compared to $408,577 during the three months ended June 30, 2017, an increase of $91,498, or 22%. The increased net loss was due primarily to increased staffing and outsourced pesticide testing costs over the comparative three month period, as we revamped operations to better position ourselves for anticipated increased demand in the recreational cannabis market and addressed the temporary suspension of our Nevada licenses.

Results of Operations for the Nine Months Ended June 30, 2018 and 2017:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2018 and 2017.

	Nine Months Ended June 30,		Increase /
	2018	2017	(Decrease)
Revenues	$2,223,630	$1,296,115	$927,515
Cost of sales	1,563,518	640,871	922,647
Gross profit	660,112	655,244	4,868

Operating expenses:
General and administrative	1,108,202	907,994	200,208
Professional fees	964,269	745,437	218,832
Bad debts expense	53,041	23,150	29,891
Total operating expenses:	2,125,512	1,676,581	448,931

Operating loss	(1,465,400)	(1,021,337)	444,063

Total other income	85,912	263,000	(177,088)

Net loss	$(1,379,488)	$(758,337)	$621,151

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the nine months ended June 30, 2018 were $2,223,630, compared to revenues of $1,296,115 during the nine months ended June 30, 2017, an increase of $927,515, or 72%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017. This was bolstered during the first fiscal quarter of the current period due to the suspensions that were served by Nevada regulators on two of our competitors, as offset in part by our own suspension during the second fiscal quarter of the current period. We believe that these regulatory disruptions are reflective of the early stages of our nascent industry and are not indicative of ordinary operating conditions in Nevada.

Cost of Sales

Cost of sales for the nine months ended June 30, 2018 were $1,563,518, compared to $640,871 during the nine months ended June 30, 2017, an increase of $922,647, or 144%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to the cost of outsourcing our pesticide analysis, and increased labor and supplies as we revamped our operations to comply with regulators’ requirements and gear up for increased demand. During the nine months ended June 30, 2018, we began to implement ISO/IEC 17025 standards for the competence of testing and calibration laboratories, and outsourced our pesticide testing to a third party while we repaired and upgraded instrumentation and developed State approved assays. At the end of June, our pesticide were methods certified by the State of Nevada and were able to resume our own pesticide testing, which is expected to significantly reduce our cost of sales in future periods. Our gross margins of approximately 30%, decreased during the nine months ended June 30, 2018, compared to gross margins of approximately 51% during the nine months ended June 30, 2017. We anticipate our gross margins to be in the neighborhood of 50% as we now perform our own pesticide tests.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2018 were $1,108,202, compared to $907,994 during the nine months ended June 30, 2017, an increase of $200,208, or 22%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the nine months ended June 30, 2018 were $964,269, compared to $745,437 during the nine months ended June 30, 2017, an increase of $218,832, or 29%. Professional fees included non-cash, stock-based compensation of $815,887 and $524,054 during the three months ended June 30, 2018 and June 30, 2017, respectively, including the amortization of $438,683 and $299,760, respectively, of stock options expense that is now fully amortized. Professional fees increased primarily due to increased stock-based compensation paid to employees and consultants during the current period.

Bad Debts Expense

Bad debts expense for the nine months ended June 30, 2018 was $53,041, compared to $23,150 during the nine months ended June 30, 2017, an increase of $29,891, or 129%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with the growth in sales and disruption of operations during the year. Our bad debts allowance was 2.4% and 1.8% of sales for the nine months ended June 30, 2018 and 2017, respectively.

Operating Loss

Our operating loss for the nine months ended June 30, 2018 was $1,465,400 compared to $1,021,337 during the nine months ended June 30, 2017, an increase of $444,063, or 43%. Our operating loss increased primarily due to increased cost of sales as we reworked our lab processes, in addition to increased stock-based compensation, offset in part by our increased revenues, during the nine months ended June 30, 2018, compared to the nine months ended June 30, 2017.

Other Income

Other income for the nine months ended June 30, 2018 was $85,912, compared to other income of $263,000 during the nine months ended June 30, 2017, a decrease of $177,088. Other income consisted of $57,600 of subleased rent and $28,312 related to restitution payments received from a former employee for the nine months ended June 30, 2018. Other income during the nine months ended June 30, 2017 consisted of $250,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc., $3,000 of subleased rental income and $10,000 of restitution payments received from a former employee.

Net Loss

Net loss for the nine months ended June 30, 2018 was $1,379,488, compared to $758,337 during the nine months ended June 30, 2017, an increase of $621,151, or 82%. The increased net loss was due primarily to increased staffing and outsourced pesticide testing costs over the comparative nine month period, as we revamped operations to better position ourselves for anticipated increased demand in the recreational cannabis market and addressed the temporary suspension of our Nevada licenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2018 and 2017:

	2018	2017
Operating Activities	$(212,707)	$(184,533)
Investing Activities	(194,008)	(136,894)
Financing Activities	268,608	300,000
Net Increase in Cash	$(138,107)	$(21,427)

Net Cash Provided in Operating Activities

During the nine months ended June 30, 2018, net cash used in operating activities was $212,707, compared to net cash used in operating activities of $184,533 for the same period ended June 30, 2017. The increase in cash used in operating activities is primarily attributable to our increased net loss as we continued to develop our cannabis testing lab operations.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2018, net cash used in investing activities was $194,008, compared to $136,894 for the same period ended June 30, 2017. The increase is attributable to greater investments made for cannabis testing equipment in the current period than was necessary in the comparative period.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2018, net cash provided by financing activities was $268,608, compared to $300,000 for the same period ended June 30, 2017.

Ability to Continue as a Going Concern

As of June 30, 2018, our balance of cash on hand was $40,070. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended June 30, 2018:

On June 25, 2018, we issued 118,421 shares of common stock, restricted in accordance with Rule 144, to Joseph Bianco for his services rendered as our CEO.

On June 25, 2018, we issued 31,579 shares of common stock, restricted in accordance with Rule 144, to Todd Denkin for his services rendered as our President and COO.

On June 25, 2018, we issued 78,947 shares of common stock, restricted in accordance with Rule 144, to Todd Peterson for his services rendered as our CFO.

The following issuances of common stock and warrants during the three month period ended June 30, 2018 are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On April 13, 2018, the Company sold 14 units, consisting of an aggregate of 140,000 shares of its common stock and warrants to purchase 70,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $25,200.

On April 12, 2018, the Company sold 28 units, consisting of an aggregate of 280,000 shares of its common stock and warrants to purchase 140,000 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,400.

On April 10, 2018, the Company sold 27.78 units, consisting of an aggregate of 277,778 shares of its common stock and warrants to purchase 138,889 shares of common stock, exercisable at $0.30 per share over a thirty six month period, in exchange for total proceeds of $50,000.

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

Date: August 14, 2018

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

