Form 10-K
period 2018-09-30
Digipath, Inc.
filed 2018-12-27
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ]           No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.21 per share as of March 31, 2018 was approximately $8,120,756.

As of December 25, 2018, there were 43,257,277 shares of registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our business units as of September 30, 2018 are described below.

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk podcast, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

We seek to be the nation’s highest standard, full-service testing lab for cannabis and ancillary cannabis infused products. We are a third party independent testing laboratory facility for cannabis, cannabis infused products and other botanical nutraceuticals to serve growers, dispensaries, caregivers, producers, patients and eventually all end users of cannabis and botanical products.

Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our client’s products through research, development and standardization.

As a premier cannabis testing laboratory with ISO-17025:2017 accreditation, we take a careful, strategic approach to all of our cannabis testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis for potency, the presence of pesticides, microbial contamination, metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, proprietary standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is intricate and accurate. This approach and our investment in state-of-the-art testing equipment is of the utmost importance.

Digipath Labs screens medicinal and recreational cannabis for potentially harmful contaminants, including:

— Residual Solvents (for extracts)

— Pesticides

— Mold and Yeast

— Heavy metals, including mercury, arsenic, lead, cadmium, chromium and nickel

— Biological toxins, such as aflatoxin and ocratoxins

— Microbial contaminants including E. coli, salmonella, Aspergillus and gram negative bacteria

Digipath Labs also tests cannabis for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific chemoprofiles for the treatment of specific ailments.

We utilize one of our two Ultra-High Performance Liquid Chromatographs (“UPLC”), which accurately separates and measures the cannabinoid content of any sample of flower, edible, concentrate or other cannabis product. Our Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) is utilized for heavy metals testing, and provides accurate readings for harmful metals ensuring that the Parts Per Billion (“PPB”) are substantially below the regulated and accepted trace amounts. Our laboratory testing equipment is calibrated using third party reference standards to ensure precision measurements throughout the testing process and has been certified by ISO-17025:2017 standards.

With accurate science becoming a major part of the cannabis industry, the major question is one of standards; we hold ourselves accountable and provide efficient and accurate research and results to our clients. Our test results are meant to help dispensaries, caregivers and patients know the concentration and quality of their cannabis without having to question the credibility of the data.

Market Overview

The United States’ legal cannabis market is projected to reach $11 billion in consumer spending in 2018 and more than $23 billion by 2022, according to key insights featured in our newest report: The State of Legal Marijuana Markets, 6th Edition (SOLMM6), co-produced by Arcview Market Research in partnership with BDS Analytics. This growth has the potential to generate more than 467,000 full-time equivalent jobs in 2022. In addition, the Nevada Department of Taxation recently disclosed that it collected more than $5.8 million in tax revenue on the sale of nearly $38 million worth of cannabinoid-related products during the month of October 2017, and more than $69 million in tax revenue on north of $529 million of sales during the first fiscal year since the legalized sale of recreational cannabis went into effect on July 1, 2017. As the cannabis industry continues to expand, we expect to see a parallel increase in state regulations related to the testing and disclosure of cannabis and cannabis related products. We believe that there will be a strong demand for qualified laboratories to perform such testing, both to assist producers of cannabis and cannabis products to meet expected state mandated requirements, and to provide assurance to consumers and state regulators regarding the safety and composition of such products.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, thirty-three states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and ten states and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

The Cole Memo was meant only as a guide, not a rule of law, for United States Attorneys and did not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. Moreover, the Cole Memorandum also provided that it could not be used as a defense to any criminal prosecution.

On January 4, 2018, United States Attorney General Jefferson Sessions issued a Memorandum to United States Attorneys rescinding the Cole Memorandum, stating that prosecutors should follow well-established principles in effect prior to the issuance of the Cole Memorandum that govern all federal prosecutions in deciding which activities to prosecute under existing federal laws. Federal legislation has been proposed over the years to reschedule or de-schedule cannabis, as well as to transform the Cole Memorandum into a rule of law.

The National Marijuana News Corp. – Cannabis News

In May 2014, we established an online radio program called The National Marijuana News (“TNMNews”). TNMNews educates the public regarding the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving and controversial medicinal and recreational marijuana industry from diverse and dissenting perspectives. We have expanded our web presence as “THE” destination for unbiased news and information on everything marijuana. As we expand TNMNews, we hope to increase advertising revenue, collect user and consumer data and continue to provide a platform for our own products and services.

TNMNews is an Internet radio news and talk show featuring unbiased reporting of the burgeoning marijuana industry. Although leaning more towards a medicinal use platform, the show seeks to foster thought-provoking discussion of both the medicinal and recreational marijuana markets.

We launched TNMNews’ Internet radio program on Live 365 and several terrestrial radio stations around the country in 2014. Our Facebook page has also garnered over 172,000 page likes and TNMNews has become a leader in cannabis news, interviews and education. We now also broadcast on Facebook live and Spotify.

Competition

TNMNews faces competition from traditional news media as well as new publications and web sites devoted to cannabis use. However, most marijuana-themed Internet podcasts are pro-cannabis and appeal to the recreational user. In contrast, we are pioneering a new path down the middle by presenting both sides of marijuana issues in a professional and unbiased format. Major media players are hopping on the marijuana bandwagon. Local publications like the Denver Post and the San Francisco Chronicle have dedicated space to cannabis coverage. The Huffington Post and many of the other major daily newspapers cover cannabis news. MSNBC, CNN, and truTV are developing series around cannabis. We believe that increasing public interest in this topic ensures we will have an audience and be able to attract paid advertisers.

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

Customers

We provide cannabis lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and have expanded to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers based on volume. On June 17, 2014, Clark County approved a total of 117 special use permits to cultivation and 87 production applicants. There may be some cross-over applicants in this total whereby an applicant was awarded both a cultivation and production permit, and some of these applicants will undoubtedly not be able to commence operations and will lose their permits, but this is generally our pool of customers, along with additional permit holders in the Cities of Las Vegas and North Las Vegas. As of December 25, 2018, MMEs approved by the State of Nevada include 61 dispensaries, with an additional 60 more dispensary licenses pending, 115 cultivators, 81 production facilities, 24 distributors and 11 labs. We have worked with over 85 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth, especially with last year’s legalization of recreational cannabis in the State of Nevada. We also anticipate a steady stream of new Nevada MMEs to become operational and licensed throughout 2019, which should result in additional opportunities for Digipath Labs.

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

Employees

As of September 30, 2018, we had eighteen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2018 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Our Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of December 25, 2018, thirty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, ten states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis remains illegal under federal law and a change in federal enforcement practices could significantly and negatively affect our business. Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. While the Obama Administration’s Department of Justice adopted a policy (known as the Cole Memorandum) that effectively stated that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis, on January 4, 2018, the United States Attorney General rescinded the Cole Memorandum. The Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

The loss or temporary suspension of one or more of our licenses could significantly reduce our revenues. Our ability to operate our cannabis testing lab is dependent upon maintaining licenses issued by state and local regulators in Nevada. Our cannabis testing and business licenses were briefly suspended by Nevada regulators on January 19, 2018 and were reinstated on January 31, 2018. This significantly affected our financial results for the second and third fiscal quarters of 2018. In order to retain our licenses, we are required to comply with ongoing compliance and reporting requirements and ongoing regulation and oversight by governmental authorities. Any failure to comply with any such regulatory requirements or any failure to maintain any required licenses would have a material adverse effect on our business, financial condition, results of operation and, in the extreme case, require us to discontinue operations.

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

2018	$48,872
2019	198,904
2020	151,283
2021	50,102
Total	$449,161

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of December 25, 2018, the closing price of our common stock on the OTCQB was $0.1297.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2018
First Quarter	$0.39	$0.15
Second Quarter	$0.59	$0.16
Third Quarter	$0.25	$0.17
Fourth Quarter	$0.20	$0.14

Fiscal Year Ended September 30, 2017
First Quarter	$0.29	$0.13
Second Quarter	$0.36	$0.17
Third Quarter	$0.27	$0.17
Fourth Quarter	$0.24	$0.15

As of December 25, 2018, there were approximately 119 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of December 25, 2018, there were 43,257,277 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,537,500	$0.2115	2,962,500
Equity compensation plans not approved by security holders (2)	659,800	0.1901	N/A
Total	10,449,800	$0.2099	2,208,470

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of warrants issued to consultants of the Company in consideration of services with exercise prices of $0.1901 per share. For additional details see Note 9 to the accompanying financial statements.

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

Recent Sales of Unregistered Securities

The following issuances of our securities during the three month period ended September 30, 2018 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On September 25, 2018, we issued 39,344 shares of common stock to Todd Denkin for his services rendered as our President and Chief Executive Officer.

On September 25, 2018, we issued 98,361 shares of common stock to Todd Peterson for his services rendered as our Chief Financial Officer.

On September 25, 2018, we issued a total of 150,000 shares of common stock to three consultants that were engaged to assist the Company with acquisition activities.

On September 12, 2018, we issued 200,000 shares of common stock to Bruce Raben in connection with his appointment to our Board of Directors.

On July 11, 2018, we sold 66.67 units, consisting of 666,667 shares of common stock and three-year warrants to purchase 333,334 shares of common stock at an exercise price $0.30 per share, in exchange for total proceeds of $100,000.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2018 and 2017. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk podcast, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $108,295 and $138,026 for the years ended September 30, 2018 and 2017, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations

Our cannabis testing lab operations have steadily increased as the Nevada cannabis market has begun to mature. The following table shows operating results for the years ended September 30, 2018 and 2017.

	Years Ended September 30,		Increase /
	2018	2017	(Decrease)
Revenues	$2,839,916	$1,898,172	$941,744
Cost of sales	2,069,837	904,166	1,165,671
Gross profit	770,079	994,006	(223,927)

Operating expenses:
General and administrative	1,451,642	1,257,745	193,897
Professional fees	1,094,486	1,001,289	93,197
Bad debts expense	(17,280)	32,180	(49,460)
Total operating expenses:	2,528,848	2,291,214	237,634

Operating loss	(1,758,769)	(1,297,208)	461,561

Total other income (expense)	105,112	232,068	(126,956)

Net loss	$(1,653,657)	$(1,065,140)	$588,517

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNMNews media. Aggregate revenues for the year ended September 30, 2018 were $2,839,916, compared to revenues of $1,898,172 during the year ended September 30, 2017, an increase of $941,744, or 50%. The increase in revenue was due to the continued growth of our testing lab operations in Nevada as our customer base, consisting of production and cultivation facilities, increased their operations, particularly following the implementation of the Nevada law permitting the recreational use of marijuana, which went into effect on July 1, 2017. However, our revenues during the fiscal year were negatively impacted by the brief, temporary suspension of our testing and business licenses by Nevada regulators in January 2018.

Cost of Sales

Cost of sales for the year ended September 30, 2018 were $2,069,837, compared to $904,166 during the year ended September 30, 2017, an increase of $1,165,671, or 129%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current year was primarily due to the cost of temporarily outsourcing our pesticide testing to a third party while we repaired and upgraded instrumentation to comply with regulators’ requirements, and increased labor and supply costs required both to comply with regulators’ requirements (including in connection with implementing ISO/IEC 17025 testing and calibration standards), and in anticipation of increased demand. At the end of June, our pesticide methods were certified by the State of Nevada and we were able to resume our own pesticide testing, which significantly reduced our cost of sales for the fourth quarter. Our gross margins of approximately 27%, decreased during the year ended September 30, 2018, compared to gross margins of approximately 52% during the year ended September 30, 2017, as we devoted significant resources to the improvement of operations in response to the temporary suspension of our Nevada licenses. We expect cost of sales to decrease and gross margins to increase as we continue to grow, and for gross margins to be in the neighborhood of 50%.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2018 were $1,451,642, compared to $1,257,745 during the year ended September 30, 2017, an increase of $193,897, or 15%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses increased primarily due to increased salaries and travel costs during the current year.

Professional Fees

Professional fees for the year ended September 30, 2018 were $1,094,486, compared to $1,001,289 during the year ended September 30, 2017, an increase of $93,197, or 9%. Professional fees increased primarily due to increased stock-based compensation paid to consultants during the current period, partially offset by a decrease in legal fees. Stock based compensation was $892,390 during the year ended September 30, 2018, compared to $636,116 during the year ended September 30, 2017, an increase of $256,274, or 40%.

Bad Debt Expense (recoveries)

Bad debt expense (recoveries) for the year ended September 30, 2018 was $(17,280), compared to $32,180 during the year ended September 30, 2017, a decrease of $49,460, or 154%. Bad debt recoveries during the current period consisted of a change in the allowance for doubtful accounts of $14,900, compared to an allowance of $32,180 as of September 30, 2017. We have not yet realized any bad debts on our trade receivables.

Operating Loss

Operating loss for the year ended September 30, 2018 was $1,758,769, compared to $1,297,208 during the year ended September 30, 2017, an increase of $461,561, or 36%. Operating loss increased primarily due to complying with regulators’ requirements, which resulted in temporarily outsourcing our pesticide testing to a third party while we repaired and upgraded instrumentation, and increased labor and supply costs, offset in part by our increased revenues during the year ended September 30, 2018, compared to the year ended September 30, 2017.

Other Income (Expense)

Other income for the year ended September 30, 2018 was $105,112, compared to other income, on a net basis, of $232,068 during the year ended September 30, 2017, a decrease of $126,956. Other income during the year ended September 30, 2018, consisted of rental income of $76,800 from subleased office space and $28,312 of restitution payments received from a former employee. Other income during the year ended September 30, 2017, consisted of rental income of $20,568 from subleased office and storage space, $250,000 received pursuant to the settlement under a license agreement with GB Sciences, Inc., and $11,500 of restitution payments received from a former employee.

Net Loss

Net loss for the year ended September 30, 2018 was $1,653,657, compared to $1,065,140 during the year ended September 30, 2017, an increase of $588,517, or 55%. The increased net loss was primarily due to increased costs for complying with regulators’ requirements as described above and in connection with increased revenues, offset in part by our increased revenues.

Liquidity and Capital Resources

As of September 30, 2018, the Company had current assets of $442,095, comprising of cash of $176,027, accounts receivable of $167,734, prepaid expenses of $72,690, and deposits of $25,647. The Company’s current liabilities as of September 30, 2018 were $384,627, consisting of $325,864 of accounts payable, $58,238 of accrued expenses and $525 of deferred revenues.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2018 and 2017.

	September 30,
	2018	2017
Current Assets	$442,098	$544,187

Current Liabilities	$384,627	$163,998

Working Capital	$57,471	$380,189

The following table summarizes our cash flows during the years ended September 30, 2018 and 2017, respectively.

	Years Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(163,405)	$(376,877)
Net cash used in investing activities	(207,353)	(140,836)
Net cash provided by financing activities	368,608	560,500

Net change in cash	$(2,150)	$42,787

The decrease in funds used in operating activities for the year ended September 30, 2018, compared to the year ended September 30, 2017, was primarily due to sales growth.

The increase in funds used in investing activities for the year ended September 30, 2018, compared to the year ended September 30, 2017, was due primarily to increased equipment purchases in the year ended September 30, 2018, as we upgraded certain instrumentation to comply with Nevada regulations.

The decrease in funds provided by financing activities for the year ended September 30, 2018, compared to the year ended September 30, 2017, was due to decreased sales of our securities through private placement offerings in the year ended September 30, 2018.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2018, our balance of cash on hand was $176,027. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

December 27, 2018

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017
Assets

Current assets:
Cash	$176,027	$178,177
Accounts receivable	167,734	266,613
Prepaid expenses	72,690	73,750
Deposits	25,647	25,647
Total current assets	442,098	544,187

Fixed assets, net	957,108	1,027,049

Total Assets	$1,399,206	$1,571,236

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$325,864	$121,994
Accrued expenses	58,238	42,004
Deferred revenues	525	-
Total current liabilities	384,627	163,998

Total Liabilities	384,627	163,998

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,425,942 and 1,897,942 shares issued and outstanding at September 30, 2018 and 2017, respectively	1,426	1,898
Common stock, $0.001 par value, 90,000,000 shares authorized; 42,245,364 and 35,027,118 shares issued and outstanding at September 30, 2018 and 2017, respectively	42,245	35,027
Additional paid-in capital	14,121,236	12,866,984
Accumulated (deficit)	(13,150,328)	(11,496,671)

Total Stockholders’ Equity	1,014,579	1,407,238

Total Liabilities and Stockholders’ Equity	$1,399,206	$1,571,236

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2018	2017

Revenues	$2,839,916	$1,898,172
Cost of sales	2,069,837	904,166
Gross profit	770,079	994,006

Operating expenses:
General and administrative	1,451,642	1,257,745
Professional fees	1,094,486	1,001,289
Bad debts expense (recoveries)	(17,280)	32,180
Total operating expenses	2,528,848	2,291,214

Operating loss	(1,758,769)	(1,297,208)

Other income:
Other income	105,112	282,068
Loss on impairment of securities available-for-sale	-	(50,000)
Total other income	105,112	232,068

Net loss	$(1,653,657)	$(1,065,140)

Weighted average number of common shares outstanding - basic and fully diluted	39,079,547	29,321,193

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Series A Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity

Balance, September 30, 2016	3,520,442	$3,520	22,491,041	$22,491	$11,681,282	$(40,800)	$(10,431,531)	$1,234,962

Units of common stock and warrants sold for cash	-	-	3,498,577	3,499	557,001	-	-	560,500

Common stock issued for services	-	-	925,000	925	245,455	-	-	246,380

Common stock options issued for services	-	-	-	-	389,736	-	-	389,736

Conversion of preferred stock to common stock	(1,622,500)	(1,622)	8,112,500	8,112	(6,490)	-	-	-

Realized loss on available-for-sale securities	-	-	-	-	-	40,800	-	40,800

Net loss for the year ended September 30, 2017	-	-	-	-	-	-	(1,065,140)	(1,065,140)

Balance, September 30, 2017	1,897,942	$1,898	35,027,118	$35,027	$12,866,984	$-	$(11,496,671)	$1,407,238

Units of common stock and warrants sold for cash	-	-	2,158,934	2,159	366,449	-	-	368,608

Common stock issued for services	-	-	2,326,855	2,327	450,210	-	-	452,537

Common stock options issued for services	-	-	-	-	439,853	-	-	439,853

Conversion of preferred stock to common stock	(472,000)	(472)	2,360,000	2,360	(1,888)	-	-	-

Cashless exercise of options and warrants	-	-	372,457	372	(372)	-	-	-

Net loss for the year ended September 30, 2018	-	-	-	-	-	-	(1,653,657)	(1,653,657)

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$-	$(13,150,328)	$1,014,579

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(1,653,657)	$(1,065,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(17,280)	32,180
Depreciation and amortization expense	277,294	253,535
Stock issued for services	452,537	246,380
Options and warrants granted for services	439,853	389,736
Realized loss on available-for-sale securities	-	50,000
Decrease (increase) in assets:
Accounts receivable	116,159	(200,352)
Prepaid expenses	1,060	(49,504)
Deposits	-	14,203
Increase (decrease) in liabilities:
Accounts payable	203,870	(35,672)
Accrued expenses	16,234	(12,243)
Deferred revenues	525	-
Net cash used in operating activities	(163,405)	(376,877)

Cash flows from investing activities
Purchase of fixed assets	(207,353)	(140,836)
Net cash used in investing activities	(207,353)	(140,836)

Cash flows from financing activities
Proceeds from sale of common stock	368,608	560,500
Net cash provided by financing activities	368,608	560,500

Net increase (decrease) in cash	(2,150)	42,787
Cash - beginning	178,177	135,390
Cash - ending	$176,027	$178,177

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$472,000	$1,622,500

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

●	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

●	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk podcast, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2018:

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

(3) Entity formed for prospective purposes, but has not incurred any income or expenses as of the end of the period.

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

Reclassifications

Prior period interest income in the amount of $10,000 has been reclassified to net against the related $10,000 of bad debt expense to conform to the current period presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $14,900 and $32,180 as of September 30, 2018 and 2017, respectively.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from ASC 606 for the years ended September 30, 2018 or 2017 since it was not adopted until October 1, 2018.

Revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

The Company also recognizes revenue through our subsidiary, TNM News Corp., which primarily recognizes revenue from advertisements through partnered merchants. Payment for ad revenues are received prior to the distribution of the ad campaign, and the revenues are recognized ratably over the campaign. The Company defers any revenue for which the term of the campaign has not yet been realized. To date, these revenues have not been materially significant. Deferred revenues on advertisement campaigns was $525 at September 30, 2018.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $108,295 and $138,026 for the years ended September 30, 2018 and 2017, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($13,150,328), and as of September 30, 2018, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Issued to Officers for Services

On September 25, 2018, we issued 39,344 shares of common stock to our Chief Executive Officer, Todd Denkin, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On September 25, 2018, we issued 98,361 shares of common stock to our Chief Financial Officer, Todd Peterson, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2018, we issued 118,421 shares of common stock to our then Chief Executive Officer, Joseph Bianco, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2018, we issued 31,579 shares of common stock to our Chief Executive Officer, Todd Denkin, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2018, we issued 78,947 shares of common stock to our Chief Financial Officer, Todd Peterson, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 26, 2018, we issued 207,852 shares of common stock to our then Chief Executive Officer, Joseph Bianco, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 26, 2018, we issued 55,427 shares of common stock to our Chief Executive Officer, Todd Denkin, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 26, 2018, we issued 138,568 shares of common stock to our Chief Financial Officer, Todd Peterson, for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 22, 2017, we issued 300,000 shares of common stock to our Chief Financial Officer, Todd Peterson, as a bonus for services rendered. The aggregate fair value of the common stock was $78,828 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

Stock Issued to Directors for Services

On September 12, 2018, we issued 200,000 shares of common stock to Bruce Raben in connection with his appointment to our Board of Directors. The aggregate fair value of the common stock was $31,020 based on the closing price of the Company’s common stock on the date of grant, and is to be expensed over the requisite service period through September 30, 2019. A total of $1,458 was expensed during the year ended September 30, 2018, and as of September 30, 2018, a total of $29,562 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2019.

On December 22, 2017, we issued 100,000 shares of common stock to Dr. Alfredo Axtmayer for his service on our Board of Directors. The aggregate fair value of the common stock was $26,276 based on the closing price of the Company’s common stock on the date of grant, and was expensed in full.

Options Issued to Officers and Directors for Services

On September 12, 2018, we granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Science Officer pursuant to her appointment to the Company’s Board of Directors. The options vest over a one-year period and are exercisable for a ten-year period at an exercise price of $0.16 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1245, was $24,905. The options are being expensed over the vesting period, resulting in $1,170 of stock-based compensation expense during the year ended September 30, 2018. As of September 30, 2018, options to purchase 200,000 shares of common stock remained unvested and a total of $23,735 of unamortized expense is expected to be expensed during the fiscal year ended September 30, 2019.

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our Chief Executive Officer, Todd Denkin. The options are exercisable over a ten-year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698, which was expensed on the grant date, resulting in $104,698 of stock-based compensation expense during the year ended September 30, 2018.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2018 and 2017, respectively:

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$176,027	$-	$-
Total assets	176,027	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$176,027	$-	$-

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3
Assets
Cash	$178,177	$-	$-
Total assets	178,177	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$178,177	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2018 or 2017.

We recognized other than temporary impairment losses of $50,000 on our available-for-sale securities during the year ended September 30, 2017.

Note 5 – Accounts Receivable

Accounts receivable was $167,734 and $266,613 at September 30, 2018 and 2017, respectively, net of allowance for uncollectible accounts of $14,900 and $32,180 at September 30, 2018 and 2017, respectively.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2018 and 2017:

	For the Years Ended
	September 30,
	2018	2017
Software	$123,492	$121,617
Office equipment	54,877	36,080
Furniture and fixtures	28,486	14,285
Lab equipment	1,110,930	938,450
Leasehold improvements	489,147	489,147
	1,806,932	1,599,579
Less: accumulated depreciation	(849,824)	(572,530)
Total	$957,108	$1,027,049

On October 1, 2016, we disposed of fixed assets with a net book value of $3,122 pursuant to the deconsolidation of Digipath Corp. The fixed assets consisted of furniture and fixtures with a historical cost basis of $48,779 and software with a historical cost basis of $10,019, and accumulated depreciation of $48,779 and $6,897, respectively. No gain or loss was recognized on the disposals.

Depreciation and amortization expense totaled $277,294 and $253,535 for the years ended September 30, 2018 and 2017, respectively.

Note 7 – Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2018, there were 1,425,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,425,942 shares of Series A Preferred outstanding at September 30, 2018 are convertible into 7,129,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2018

For the year ended September 30, 2018, a total of 472,000 shares of Series A Preferred were converted into 2,360,000 shares of common stock at a value of $0.20 per share of common stock, or a total of $472,000. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Conversions for the Year Ended September 30, 2017

For the year ended September 30, 2017, a total of 1,622,500 shares of Series A Preferred were converted into 8,112,500 shares of common stock at a value of $0.20 per share of common stock, or a total of $1,622,500. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 42,245,364 shares were issued and outstanding as of September 30, 2018.

Common Stock Sales for the Year Ended September 30, 2018

On July 11, 2018, the Company sold 66.67 units, consisting of 666,667 shares of its common stock and warrants to purchase 333,334 shares of common stock, exercisable at $0.30 per share over a thirty-six month period, in exchange for total proceeds of $100,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 13, 2018, the Company sold 14 units, consisting of an aggregate of 140,000 shares of its common stock and warrants to purchase 70,000 shares of common stock, exercisable at $0.30 per share over a thirty-six month period, in exchange for total proceeds of $25,200. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 12, 2018, the Company sold 28 units, consisting of an aggregate of 280,000 shares of its common stock and warrants to purchase 140,000 shares of common stock, exercisable at $0.30 per share over a thirty-six month period, in exchange for total proceeds of $50,400. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 10, 2018, the Company sold 27.78 units, consisting of an aggregate of 277,778 shares of its common stock and warrants to purchase 138,889 shares of common stock, exercisable at $0.30 per share over a thirty-six month period, in exchange for total proceeds of $50,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 20, 2017, the Company sold 10 units, consisting of an aggregate of 100,000 shares of its common stock and warrants to purchase 50,000 shares of common stock, exercisable at $0.26 per share over a thirty-six month period, in exchange for total proceeds of $18,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 13.89 units, consisting of an aggregate of 138,889 shares of its common stock and warrants to purchase 69,445 shares of common stock, exercisable at $0.26 per share over a thirty-six month period, in exchange for total proceeds of $25,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On December 14, 2017, the Company sold 55.56 units, consisting of an aggregate of 555,600 shares of its common stock and warrants to purchase 277,800 shares of common stock, exercisable at $0.26 per share over a thirty-six month period, in exchange for total proceeds of $100,008. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

On February 21, 2017, the Company sold 1,428,575 units, consisting of 1,428,575 shares of its common stock and warrants to purchase 714,285 shares of common stock, exercisable at $0.26 per share over a thirty-six month period, in exchange for total proceeds of $250,000. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The warrants were assigned to two individuals by the purchaser at the time of the sale.

Exercise of Options for the Year Ended September 30, 2018

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

Exercise of Warrants for the Year Ended September 30, 2018

On January 3, 2018, a warrant holder exercised warrants to purchase 71,428 shares of common stock at $0.26 per share on a cashless basis, resulting in the issuance of 34,285 shares of common stock.

Additional Common Stock Issuances for the Year Ended September 30, 2018

On September 25, 2018, the Company issued 39,344 shares of common stock to its President and CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On September 25, 2018, the Company issued 98,361 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On September 25, 2018, a total of 150,000 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $22,875 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On September 12, 2018, the Company issued 193,424 shares of common stock to another consultant for business development services. The fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On September 12, 2018, the Company issued 200,000 shares of common stock to Bruce Raben in connection with his appointment to our Board of Directors. The aggregate fair value of the common stock was $31,020 based on the closing price of the Company’s common stock on the date of grant, and is to be expensed over the requisite service period through September 30, 2019. A total of $1,458 was expensed during the year ended September 30, 2018, and as of September 30, 2018, a total of $29,562 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2019.

On June 25, 2018, the Company issued 118,421 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $22,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On June 25, 2018, the Company issued 31,579 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On June 25, 2018, the Company issued 78,947 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On June 25, 2018, the Company issued 131,579 shares of common stock to a consultant for business development services. The fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On June 25, 2018, the Company issued 100,000 shares of common stock to another consultant for business development services. The fair value of the common stock was $19,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On March 26, 2018, the Company issued 207,852 shares of common stock to its then CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $45,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On March 26, 2018, the Company issued 55,427 shares of common stock to its then President and COO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On March 26, 2018, the Company issued 138,568 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $30,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

On March 26, 2018, the Company issued 69,284 shares of common stock to a consultant for business development services. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

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

On November 29, 2017, a total of 314,069 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $82,600 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2018.

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

On February 23, 2017, the Company issued 100,000 shares of common stock to a consultant for services to be rendered over a six month period. The aggregate fair value of the common stock was $29,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2017.

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

On February 7, 2017, a total of 370,000 shares of common stock were issued to six consultants that were engaged to assist the Company with acquisition activities over a six month period. The aggregate fair value of the common stock was $82,251 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period that ended on September 30, 2017.

Note 8 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 8,537,500 shares of common stock were outstanding as of September 30, 2018

Common Stock Option Issuances for the Year Ended September 30, 2018

On September 12, 2018, we granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Science Officer pursuant to her appointment to the Company’s Board of Directors. The options vest over a one-year period, are exercisable over a ten-year period at an exercise price of $0.16 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1245, was $24,905. The options are being expensed over the vesting period, resulting in $1,170 of stock-based compensation expense during the year ended September 30, 2018. As of September 30, 2018, options to purchase 200,000 shares of common stock remained unvested and a total of $23,735 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2019.

On December 22, 2017, we granted fully vested options to purchase 500,000 shares of common stock as compensation for services to our then President and COO. The options are exercisable over a ten-year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.2094, was $104,698. The options were expensed over the vesting period, resulting in $104,698 of stock-based compensation expense during the year ended September 30, 2018.

On November 29, 2017, we granted fully vested options to purchase 100,000 shares of common stock as compensation for services to our Chief Scientist. The options are exercisable over a ten-year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $21,004. The options were expensed over the vesting period, resulting in $21,004 of stock-based compensation expense during the year ended September 30, 2018.

On November 29, 2017, we granted fully vested options to purchase an aggregate of 205,000 shares of common stock as compensation for services to a total of ten of our employees. The options are exercisable over a ten-year period at an exercise price of $0.27 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 112% and a call option value of $0.21, was $43,057. The options were expensed over the vesting period, resulting in $43,057 of stock-based compensation expense during the year ended September 30, 2018.

Common Stock Options Exercised for the Year Ended September 30, 2018

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

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2018

During the year ended September 30, 2018, options to purchase an aggregate of 110,000 shares of common stock, exercisable over a ten-year period, at a weighted average exercise price of $0.25 per share expired.

During the year ended September 30, 2018, options to purchase an aggregate of 1,110,000 shares of common stock, exercisable over a three-year period, at a weighted average exercise price of $0.44 per share expired.

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2017

On January 1, 2017, a total of 1,530 common stock options exercisable over a three-year period from the original grant date of January 1, 2014 with an exercise price of $3.30 per share expired.

The following is a summary of information about the stock options outstanding at September 30, 2018.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.16 – $0.40	8,537,500	4.27 years	$0.20	8,337,500	$0.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2018	2017

Average risk-free interest rates	1.36%	N/A	%
Average expected life (in years)	5.25	N/A
Volatility	112%	N/A	%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2018 and September 30, 2017, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2018 was approximately $0.25 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2016	9,291,530	$0.23
Options expired	(1,530)	(3.30)

Balance, September 30, 2017	9,290,000	0.23
Options issued	1,005,000	0.25
Options exercised	(537,500)	(0.18)
Options expired	(1,220,000)	(0.42)

Balance, September 30, 2018	8,537,500	$0.20

Exercisable, September 30, 2018	8,337,500	$0.21

Amortization of Stock Options

A total of $439,853 and $389,736 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, these options in the aggregate had no intrinsic value as the per share market price of $0.15 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.20.

Note 9 – Common Stock Warrants

We issued warrants in connection with private placements of our securities as set forth in Note 8 above.

On January 3, 2018 a warrant holder exercised warrants to purchase 71,428 shares of common stock at $0.26 per share on a cashless basis, resulting in the issuance of 34,285 shares of common stock.

On December 31, 2017, warrants to purchase 200,000 shares of common stock at $0.30 per share expired, and on December 30, 2017, warrants to purchase another 300,000 shares of common stock at $0.45 per share also expired.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2018 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.1901 – $0.40	6,450,462	1.65 years	$0.28	6,450,462	$0.28

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2018	2017

Average risk-free interest rates	1.56%	1.11%
Average expected life (in years)	3.00	3.50
Volatility	110%	145%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the years ended September 30, 2018 and 2017 was approximately $0.29 and $0.26 per warrant, respectively.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance, September 30, 2016	4,193,136	$0.29
Warrants granted	1,749,286	0.26

Balance, September 30, 2017	5,942,422	0.28
Warrants granted	1,079,468	0.29
Warrants exercised	(71,428)	(0.26)
Warrants expired	(500,000)	(0.36)

Balance, September 30, 2018	6,450,462	$0.28

Exercisable, September 30, 2018	6,450,462	$0.28

Note 10 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments on a calendar year basis, including common area maintenance fees, under non-cancelable operating leases are as follows:

2018	$48,872
2019	198,904
2020	151,283
2021	50,102
Total	$449,161

Rent expense was $191,751 and $210,907 for the years ended September 30, 2018 and 2017, respectively.

Note 11 – Other Income

Other income for the years ended September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
Settlement income on license agreement	$-	$250,000
Rental income on subleases	76,800	20,568
Restitution income	28,312	11,500
	$105,112	$282,068

Note 12 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2018 and 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2018, the Company had approximately $7,982,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
Federal statutory income tax rate	21%	35%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(35)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,676,325	$2,531,725

Net deferred tax assets before valuation allowance	$1,676,325	$2,531,725
Less: Valuation allowance	(1,676,325)	(2,531,725)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2018 and 2017, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Debt Financing

On November 8, 2018, the Company sold 8% Senior Secured Convertible Notes in the aggregate principal amount of $500,000 to two institutional investors. The Notes mature on December 31, 2020, bear interest at a rate of 8% per annum, and are convertible into shares of the Company’s common stock at a fixed conversion price of $0.14 per share. The Company’s obligation under the Notes are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the collateral agent for the investors.

Common Stock Issued for Services

On December 25, 2018, the Company issued 46,261 shares of common stock to its President and CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 25, 2018, the Company issued 115,652 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 25, 2018, a total of 150,000 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $19,455 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On November 25, 2018, a total of 150,000 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $19,260 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On October 30, 2018, the Company issued 400,000 shares of common stock to another consultant for business development services to be performed from November 1, 2018 through April 30, 2019. The fair value of the common stock was $54,120 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period.

On October 25, 2018, a total of 150,000 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $23,250 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

Common Stock Option Issuances

On December 25, 2018, we granted options to purchase an aggregate of 235,000 shares of common stock as compensation for services to a total of ten of our employees, vesting twelve months from the grant date. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options are to be expensed over the vesting period.

Common Stock Warrants Expired

On December 21, 2018, warrants to purchase 166,667 shares of common stock at $0.30 per share expired.

On November 23, 2018, warrants to purchase another 100,000 shares of common stock at $0.40 per share also expired.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Todd Denkin	55	Chairman of the Board, CEO
Todd A. Peterson	49	CFO, Secretary
Cindy Orser	62	Director
Bruce Raben	65	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Todd Denkin has over ten years of experience in the “legal” marijuana industry. Mr. Denkin joined us as the President of The National Marijuana News Corp. in August 2014 and has served as our President and Chief Executive Officer since July 3, 2018 and from October 2014 until June, 2016. From June 2016 until July 3, 2018, Mr. Denkin served as our President and Chief Operating Officer. Prior to joining Digipath, Mr. Denkin served as co-founder and president of both 10 Mile and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013. From 2009 until 2011, Mr. Denkin was a founder and director of GrowLife, Inc. Prior to joining GrowLife, Inc., Mr. Denkin was the head of the direct sales and marketing teams from 2002 through 2008 with Digital FX International, and helped build a sales organization of over 60,000 representatives. He is a 30-year veteran of the TV and film industry, working at top companies like Dick Clark Productions, Barris/Guber/Peters, the Nickelodeon Network, Disney/MGM Studios and Time Warner. Mr. Denkin has been a key contributor to shows for ABC, NBC, CBS, ESPN and MTV. He also directed and produced “The Australian Experience,” a film featured on The Today Show and screened at the opening ceremonies of the 2000 Olympics. We believe that Mr. Denkin’s industry experience qualifies him to serve as our director.

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

Dr. Cindy Orser was appointed to our Board of Directors on September 12, 2018. Dr. Orser has served as our Chief Science Officer since June 1, 2014. Since 2007, she has also been the President of Big Sky Biosystems, Inc., a consulting company through which Dr. Orser provides service to us and other clients. Dr. Orser holds a Ph.D. in Genetics, Plant Pathology from the University of California, Berkeley, and a B.S. in Botany and Philosophy from Montana State University-Bozeman. We believe that Dr. Orser’s experience and expertise in the cannabis testing industry qualify her to serve as our director.

Bruce Raben was appointed to our Board of Directors on September 12, 2018. Mr. Raben is the Managing Member of Hudson Capital Advisors BD, LLC, a registered broker dealer that he founded in 2004. Mr. Raben has been an investment banker, merchant banker and private investor for approximately 30 years. Starting in 1979 at Drexel Burnham Lambert, he worked on many leveraged buyouts and recapitalizations including Mattel Toys, SFN Co.’s, Magma Copper, Warnaco, Mellon Bank and John Fairfax. Mr. Raben then went on to co-found the Corporate Finance Department at Jeffries & Co. in 1990. Mr. Raben opened a west coast office for CIBC’s high yield finance and merchant banking activities in 1996. Mr. Raben received his A.B. from Vassar College in 1975 and his MBA from Columbia University in 1979. We believe that Mr. Raben’s investment banking and financial experience qualify him to serve as our director.

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

Director Nominations

As of September 30, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2018 were filed timely, except that each of Todd Denkin, Todd Peterson and Joseph Bianco filed a Form 4 one day late in March 2018; Todd Denkin and Todd Peterson filed late Form 4s in July and December 2018, and Dr. Cindy Orser and Bruce Raben filed a late Form 4 in September 2018.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2018 and September 30, 2017 to persons serving as our Chief Executive Officer and Chief Financial Officer who are our only executive officers, during 2018.

Name and	Fiscal		Stock		Option
Financial Position	Year	Salary	Awards		Awards(9)		Total

Todd Denkin,	2018	$205,042	$24,000	(2)	$197,776	(3)	$426,818
President and Chief Executive Officer	2017	$201,000	$-		$124,104	(3)	$325,104

Todd A. Peterson,	2018	$99,001	$138,828	(4)	$-		$237,829
Chief Financial Officer	2017	$96,000	$6,623	(5)	$-		$102,623

Joseph J. Bianco,(1)	2018	$111,219	$67,500	(6)	$176,846	(8)	$355,565
Former Chief Executive Officer	2017	$110,135	$17,500	(7)	$235,800	(8)	$363,435

(1)	Mr. Bianco was our Chief Executive Officer until his passing on July 1, 2018. The Company chose to continue to pay Mr. Bianco’s salary to his surviving wife through September 30, 2018.

(2)	Consists of quarterly awards of stock in lieu of cash from March 26, 2018 through September 25, 2018, totaling 126,350 shares in the aggregate. The Company recognized $24,000 of stock-based compensation expense during the year ended September 30, 2018.

(3)	Consists of options to purchase 500,000 shares of common stock exercisable at $0.27 per share over 10 years issued as a bonus on December 22, 2017 that vested immediately, and options to purchase 2,500,000 shares of common stock exercisable at $0.20 per share over 10 years that vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on June 21, 2016. The Company recognized $197,776 and $124,104 of stock-based compensation expense during the years ended September 30, 2018 and 2017, respectively.

(4)	Consists of 300,000 shares of common stock issued as a bonus on December 22, 2017, and quarterly awards of stock in lieu of cash from March 26, 2018 through September 25, 2018, totaling 315,876 shares in the aggregate. The Company recognized $138,828 of stock-based compensation expense during the year ended September 30, 2018.

(5)	Consists of 300,000 shares of common stock issued as a bonus on September 30, 2016. The Company recognized $6,623 of stock-based compensation expense during the year ended September 30, 2017.

(6)	Consists of quarterly awards of stock in lieu of cash from March 26, 2018 through June 25, 2018, totaling 326,273 shares in the aggregate. The Company recognized $67,500 of stock-based compensation expense during the year ended September 30, 2018.

(7)	Consists of 500,000 shares of common stock issued for service as a Director on January 1, 2016. The Company recognized $17,500 of stock-based compensation expense during the year ended September 30, 2017.

(8)	Consists of options to purchase 4,750,000 shares of common stock exercisable at $0.20 per share over 10 years issued as a signing bonus on June 21, 2016. The option vests immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares. The Company recognized $176,846 and $235,800 of stock-based compensation expense during the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the options were fully vested and will be exercisable by Mr. Bianco’s heir until January 1, 2020.

(9)	See Note 8 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

We entered into an Amended and Restated Employment Agreement with Todd Denkin, dated June 21, 2016, which was amended on December 22, 2017 (as amended, the “Denkin Employment Agreement”). Pursuant to the Denkin Employment Agreement:

●	The term of Mr. Denkin’s employment agreement is through June 21, 2019.
●	Mr. Denkin’s base salary is $192,000 per annum, and he receives a car allowance of $750 per month.
●	Commencing with the quarter ended December 31, 2017, Mr. Denkin is awarded quarterly compensation of $6,000, payable in cash or shares of our common stock at the Company’s discretion, on the fifth calendar day preceding each fiscal quarter.
●	In the event of the termination of Mr. Denkin’s employment by the Company other than for Cause, or by Mr. Denkin for Good Reason (as such terms are defined in the Denkin Employment Agreement), Mr. Denkin will be entitled to aggregate severance payments equal to 8-months of his base salary.
●	Mr. Denkin was awarded a stock option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share on June 21, 2016

We entered into an employment agreement with Todd Peterson on June 19, 2015 under which he serves as our Chief Financial Officer. The employment agreement provides for an initial term of three-months, which renews automatically for successive three-month periods unless either party provides written notice of non-renewal at least 10-days prior to the expiration of the then term. The employment agreement also has confidentiality and non-solicit provisions. Mr. Peterson received an initial salary of $7,500 per month and a $500 monthly stipend to cover health insurance costs, which may be increased from time to time. In addition, Mr. Peterson was issued an option to purchase 100,000 shares of common stock at an exercise price of $0.33 (the closing price of our common stock on the date of grant), vesting quarterly over the one-year period following the grant date. On December 22, 2017 the employment agreement was amended to provide for additional quarterly compensation of $15,000, payable in cash or shares of common stock at the Company’s discretion, on the fifth calendar day preceding each fiscal quarter.

Prior to his passing in July 2018, Mr. Bianco was a party to an employment agreement with us that provided for a base salary of $96,000 per annum and a car allowance of $1,250 per month, the award of quarterly compensation of $22,500, payable in cash or shares of our common stock at the Company’s discretion, on the fifth calendar day preceding each fiscal quarter.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at September 30, 2018.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Todd Denkin, Chief Operating Officer	2,500,000	(1)	-0-	(1)	$0.20	June 21, 2026
	500,000	(2)	-0-	(2)	$0.27	December 21, 2027

Todd Peterson, Chief Financial Officer	100,000	(3)	-0-	(3)	$0.33	June 19, 2025

(1) Options granted on June 21, 2016, vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter.

(2) Options granted on December 22, 2017, fully vested.

(3) Options granted on June 19, 2015, vest in four equal annual installments, commencing three months from the date of grant, and continuing on the next three quarters thereof until fully vested.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2018.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not executive officers for the year ended September 30, 2018.

Name	Fees Earned or Paid in Cash	Stock Award		Option Awards		Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dr. Alfredo Axtmayer(1)	$-	$26,276	(2)	$-		$-	$-	$-	$26,276
Dr. Cindy Orser	$-	$-		$24,905	(3)	$-	$-	$-	$24,905
Bruce Raben	$-	$31,020	(4)	$-		$-	$-	$-	$1,458

(1) Dr. Alfredo Axtmayer resigned on August 27, 2018.

(2) Effective December 22, 2017, we issued Dr. Axtmayer 100,000 shares of our common stock. The aggregate fair value of the common stock was $26,276 based on the closing price of the Company’s common stock on the date of grant.

(3) Effective September 12, 2018, upon being appointed to the board, we granted Dr. Orser an option to purchase 200,000 shares of common stock at an exercise price of $0.16 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1245, was $24,905. As of September 30, 2018, options to purchase all 200,000 shares remained unvested and a total of $23,735 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2019. Dr. Orser is also separately compensated for her services to us as our Chief Science Officer for which she receives an annual salary of $150,000.

(4) Effective September 12, 2018, upon being named to the board, we issued Bruce Raben 200,000 shares of our common stock. The aggregate fair value of the common stock was $31,020 based on the closing price of the Company’s common stock on the date of grant. As of September 30, 2018, a total of $29,562 of unamortized expense is expected to be expensed during the fiscal year ended September 30, 2019.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 25, 2018, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Todd Denkin, CEO and Chairman(3)	3,172,611	6.9%	-	-
Todd A. Peterson, CFO(4)	1,156,528	2.7%	-	-
Dr. Cindy Orser, Director(5)	400,000	0.9%	-	-
Bruce Raben, Director	200,000	0.5%	-	-
Directors and Officers as a Group (4 persons)	4,929,139	10.6%	-	-
5% Holders
Estate of Joseph Bianco(6)	5,576,273	11.6%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 43,257,277 shares of Common Stock outstanding as of December 25, 2018. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 25, 2018, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 2,500,000 shares of common stock exercisable at $0.20 per share, and options to purchase 500,000 shares of common stock exercisable at $0.27 per share.

(4)	Includes options to purchase 100,000 shares of common stock exercisable at $0.33 per share.

(5)	Includes options to purchase 200,000 shares of common stock exercisable at $0.40 per share, options to purchase 100,000 shares of common stock exercisable at $0.27 per share, and options to purchase 50,000 shares of common stock exercisable at $0.16 per share.

(6)	Includes options to purchase 4,750,000 shares of common stock exercisable at $0.20 per share.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors currently consists of Todd Denkin, our President and Chief Executive Officer, Dr. Cindy Orser, our Chief Science Officer, and Bruce Raben. As executive officers, neither Mr. Denkin nor Dr. Orser qualify as “independent” under standards of independence set forth by national securities exchanges, thus we do not have a majority of our board comprised of “independent directors”. Our Board of Directors has determined that Mr. Raben is “independent” in accordance with the NASDAQ Global Market’s requirements. As our common stock is currently quoted on the OTC Bulletin Board, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2018 and 2017, respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2018	2017
Audit fees:(1)
M&K CPAS, PLLC	$30,000	$15,000
Anton & Chia, LLP	-	20,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$30,000	$35,000

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Employment Agreement between Digipath, Inc. and Joseph J. Bianco, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.6	Amended and Restated Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.7	Employment Agreement, dated as of April 9, 2014, between Digipath, Inc. and Todd Denkin (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
10.8	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between Digipath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 23, 2015)
10.9	Omnibus Agreement and Amendment, dated as of October 1, 2015, among Digipath, Inc., Digipath Corp. and Steven D. Barbee (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2015)
10.10	Consulting Agreement, dated as of November 23, 2015, between Digipath, Inc. and Alliance Advisory Partners, LLC whose beneficial owner is Joseph Bianco (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 19, 2016)
10.11	Amendment to Employment Agreement between Digipath, Inc. and Joseph J. Bianco, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.12	Amendment to Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.13	Amendment to Employment Agreement between Digipath, Inc. and Todd Peterson, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.14	Master Joint Venture Agreement, dated as of March 20, 2017, between Digipath, Inc. and OC Testing LLC (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on February 23, 2017)
10.15	Operating Agreement of Humboldt Botanical, LLC, dated as of August 31, 2017, between Digipath, Inc. and Don Ashley (incorporated by reference to Exhibit 10.15 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)

10.16	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
Chief Executive Officer

Dated:	December 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	Chief Executive Officer and Chairman	December 27, 2018
Todd Denkin	(Principal Executive Officer)

/s/ Todd A. Peterson	Chief Financial Officer and Secretary	December 27, 2018
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cindy Orser	Chief Science Officer, Director	December 27, 2018
Cindy Orser

/s/ Bruce Raben	Director	December 27, 2018
Bruce Raben

