Form 10-Q
period 2018-12-31
Digipath, Inc.
filed 2019-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of February 10, 2019 was 46,932,277.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets

Current assets:
Cash	$259,790	$176,027
Accounts receivable, net	250,745	167,734
Prepaid expenses	57,258	72,690
Note receivable	50,000	-
Deposits	25,647	25,647
Total current assets	643,440	442,098

Fixed assets, net	892,727	957,108

Total Assets	$1,536,167	$1,399,206

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$278,409	$325,864
Accrued expenses	42,922	58,238
Deferred revenues	1,750	525
Total current liabilities	323,081	384,627

Convertible notes payable, net of discounts of $66,118 and $-0- at December 31, 2018 and September 30, 2018, respectively	433,882	-

Total Liabilities	756,963	384,627

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 and 1,425,942 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	1,326	1,426
Common stock, $0.001 par value, 90,000,000 shares authorized; 43,757,277 and 42,245,364 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	43,757	42,245
Additional paid-in capital	14,346,623	14,121,236
Accumulated (deficit)	(13,612,502)	(13,150,328)

Total Stockholders’ Equity	779,204	1,014,579

Total Liabilities and Stockholders’ Equity	$1,536,167	$1,399,206

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017

Revenues	$642,115	$1,118,785
Cost of sales	482,320	376,772
Gross profit	159,795	742,013

Operating expenses:
General and administrative	390,471	399,114
Professional fees	246,580	486,676
Bad debts expense	24,565	55,940
Total operating expenses	661,616	941,730

Operating loss	(501,821)	(199,717)

Other income:
Other income	50,400	20,700
Interest expense	(10,753)	-
Total other income	39,647	20,700

Net loss	$(462,174)	$(179,017)

Weighted average number of common shares outstanding - basic and fully diluted	42,708,641	35,413,602

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(462,174)	$(179,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	24,565	55,940
Depreciation and amortization expense	64,381	69,091
Stock issued for services	149,276	187,704
Options and warrants granted for services	6,559	258,735
Amortization of debt discounts	4,846	-
Decrease (increase) in assets:
Accounts receivable	(107,576)	(243,798)
Prepaid expenses	15,432	20,775
Increase (decrease) in liabilities:
Accounts payable	(47,455)	(16,184)
Accrued expenses	(15,316)	28,910
Deferred revenues	1,225	-
Net cash provided by (used in) operating activities	(366,237)	182,156

Cash flows from investing activities
Purchase of fixed assets	-	(142,514)
Advance of note receivable	(50,000)	-
Net cash used in investing activities	(50,000)	(142,514)

Cash flows from financing activities
Proceeds from convertible notes	500,000	-
Proceeds from sale of common stock	-	143,008
Net cash provided by financing activities	500,000	143,008

Net increase in cash	83,763	182,650
Cash - beginning	176,027	178,177
Cash - ending	$259,790	$360,827

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$100,000	$150,000
Beneficial conversion feature of convertible notes payable	$70,964	$-

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

Organization

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units are described below.

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

GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2018:

Name of Entity(1)	State of Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary

(1) All entities are in the form of a corporation.

(2) Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.

(3) Commenced operations during the first fiscal quarter of 2019, but has not incurred income to date.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 606 — Revenue Recognition. Under ASC 606, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended December 31, 2018, or the twelve months ended September 30, 2018.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modify the disclosure requirements of Topic 820. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $13,612,502, and as of December 31, 2018, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2018 and September 30, 2018, respectively:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$259,790	$-	$-
Total assets	259,790	-	-
Liabilities
Convertible notes payable, net of discounts of $66,118	-	-	433,882
Total liabilities	-	-	433,882
	$259,790	$-	$(433,882)

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$176,027	$-	$-
Total assets	176,027	-	-
Liabilities
Total liabilities	-	-	-
	$176,027	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $433,882 of convertible debentures, net of discounts of $66,118 as of December 31, 2018.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2018 or the year ended September 30, 2018.

Note 5 – Note Receivable

On December 28, 2018, we loaned Northwest Analytical Labs, Inc. $50,000. The loan bears interest at an annual rate of 10%, is evidenced by a secured demand note, and is secured by a lien on the borrower’s assets.

Note 6 – Accounts Receivable

Accounts receivable was $250,745 and $167,734 at December 31, 2018 and September 30, 2018, respectively, net of allowance for doubtful accounts of $39,465 and $14,900 at December 31, 2018 and September 30, 2018, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Software	$123,492	$123,492
Office equipment	54,877	54,877
Furniture and fixtures	28,486	28,486
Lab equipment	1,110,930	1,110,930
Leasehold improvements	489,147	489,147
	1,806,932	1,806,932
Less: accumulated depreciation	(914,205)	(849,824)
Total	$892,727	$957,108

Depreciation and amortization expense totaled $64,381 and $69,091 for the three months ended December 31, 2018 and 2017, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2018 and September 30, 2018, respectively:

	December 31, 2018	September 30, 2018

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	$350,000	$-

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	-

Total convertible notes payable	500,000	-
Less: unamortized debt discounts	(66,118)	-
Convertible notes payable	$433,882	$-

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible notes. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the three months ended December 31, 2018. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the three months ended December 31, 2018, the Company recorded debt amortization expense in the amount of $4,846, attributed to the aforementioned debt discount.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $10,753 for the three months ended December 31, 2018.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2018, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at December 31, 2018 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

On December 31, 2018, a total of 100,000 Series A Preferred shares were converted into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 43,757,277 shares were issued and outstanding as of December 31, 2018.

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

On November 25, 2018, a total of 150,000 shares of common stock were issued to three consultants that were engaged to assist the Company with acquisition activities. The aggregate fair value of the common stock was $24,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $7,451 of stock-based compensation expense was recognized during the three months ended December 31, 2018 as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period. As of December 31, 2018, a total of $22,111 of unamortized expenses are expected to be expensed during the fiscal year ended September 30, 2019.

A total of $6,559 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the three months ended December 31, 2018.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Common Stock Options

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

A total of 8,855,000 options were outstanding as of December 31, 2018. During the three months ended December 31, 2018, options to purchase an aggregate total of 27,500 shares of common stock at a weighted average exercise price of $0.26 per share expired.

On December 25, 2018, we granted fully vested options to purchase an aggregate of 345,000 shares of common stock as compensation for services to a total of fourteen of our employees. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options are being expensed over the vesting period, resulting in $577 of stock-based compensation expense during the three months ended December 31, 2018. As of December 31, 2018, a total of $34,501 of unamortized expenses are expected to be expensed over the vesting period.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 6,183,795 shares of common stock were outstanding as of December 31, 2018.

On December 21, 2018, warrants to purchase 166,667 shares of common stock at $0.30 per share expired, and on November 23, 2018, warrants to purchase another 100,000 shares of common stock at $0.40 per share also expired.

Note 12 – Other Income

Other income for the three months ended December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Settlement income on note receivable	$30,000	$-
Rental income on subleases	20,400	19,200
Restitution income	-	1,500
	$50,400	$20,700

On December 1, 2018, we received $30,000 as full settlement of a Note dated December 17, 2014, consisting of $250,000 of principal and approximately $58,125 of unpaid interest that was previously written off as uncollectible.

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

For the three months ended December 31, 2018 and the year ended September 30, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2018, the Company had approximately $8,262,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2018 and September 30, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

Common Stock Sales

On February 7, 2019, the Company sold 1,000,000 shares of its common stock in exchange for proceeds of $200,000.

On February 1, 2019, the Company sold 250,000 shares of its common stock in exchange for proceeds of $50,000.

On January 31, 2019, the Company sold 625,000 shares of its common stock in exchange for proceeds of $125,000.

On January 24, 2019, the Company sold 1,250,000 shares of its common stock in exchange for proceeds of $250,000.

Common Stock Issued for Services

On January 25, 2019, a total of 50,000 shares of common stock were issued to a consultant that was engaged to assist the Company with acquisition activities. The fair value of the common stock was $10,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

Options Issued to Officers and Directors for Services

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Science Officer as a bonus. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share, based on the most recent closing stock price. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to one of our board Members, Bruce Raben, as a bonus. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period.

Re-Priced Options Issued to Officers and Directors for Services

On January 7, 2019, the board amended the following options to reduce their exercise price to $0.13 per share, based on the most recent closing stock price. All other terms were unchanged. The modification of these equity awards resulted in an additional expense of $36,764.

Original	Recipient’s	Option	# of	Term	Original	New
Grant Date	Name	Type	Options	In Mos.	Exercise $	Exercise $
6/1/2015	Cindy Orser	NSO Options	200,000	120	$0.40	$0.13
6/19/2015	Todd Peterson	ISO Options	100,000	120	$0.33	$0.13
6/21/2016	Todd Denkin	ISO Options	2,500,000	120	$0.20	$0.13
11/29/2017	Cindy Orser	NSO Options	100,000	120	$0.27	$0.13
12/22/2017	Todd Denkin	ISO Options	500,000	120	$0.27	$0.13

			3,400,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2018 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of December 31, 2018 are described below.

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

GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry.

Our cannabis testing revenues improved slightly over the previous fiscal quarter, but was substantially lower than our comparative fiscal quarter ending December 31, 2017. This decrease was primarily the result of the temporary suspension by regulators of two of our competitors in the prior year’s quarter, resulting in a significant increase in our sales during that quarter. Our revenues stabilized subsequent to December 31, 2017 when these competitors were reinstated. During the first fiscal quarter ending December 31, 2018, we received ISO 17025:2017 accreditation. We believe that we are now well positioned to handle future growth in full compliance with Nevada’s regulations applicable to our operations and are poised to expand to other jurisdictions.

We are currently seeking to expand our lab testing services to Colombia, and to that end have retained Colombian counsel and hired two local employees. Our goal is to launch a testing lab in Colombia by the end of the fiscal year, although there can be no assurance that we will be successful in that regard.

In January 2019, we entered into an agreement to provide potency testing laboratories for hemp production at sites owned by Hemp, Inc. in North Carolina, Oregon and Arizona. Under the terms of the agreement, we will oversee and manage the construction and build out of a hemp potency-testing laboratory in three of Hemp Inc.’s locations and Hemp. Inc. will provide the space for the testing laboratories at no cost to us.

We are also exploring opportunities to capitalize on the extensive data we have collected from our cannabis testing activities. Through our wholly-owned subsidiary, GroSciences, Inc., we intend to license specific formulations and intellectual property developed from our experience in the cannabis industry. We have not yet commenced operations for this initiative, other than minimal research and development activities.

Results of Operations for the Three Months Ended December 31, 2018 and 2017:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,		Increase /
	2018	2017	(Decrease)
Revenues	$642,115	$1,118,785	$(476,670)
Cost of sales	482,320	376,772	105,548
Gross profit	159,795	742,013	(582,218)

Operating expenses:
General and administrative	390,471	399,114	(8,643)
Professional fees	246,580	486,676	(240,096)
Bad debts expense	24,565	55,940	(31,375)
Total operating expenses:	661,616	941,730	(280,114)

Operating loss	(501,821)	(199,717)	302,104

Total other income	39,647	20,700	18,947

Net loss	$(462,174)	$(179,017)	$283,157

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended December 31, 2018 were $642,115, compared to revenues of $1,118,785 during the three months ended December 31, 2017, a decrease of $476,670, or 43%. The decrease in revenue was due to a spike in revenues in the comparative fiscal quarter ending December 31, 2017 due to regulators’ temporary suspension of two of our competitors during that period. Our revenues stabilized and declined subsequent to December 31, 2017 when these competitors were reinstated.

Cost of Sales

Cost of sales for the three months ended December 31, 2018 were $482,320, compared to $376,772 during the three months ended December 31, 2017, an increase of $105,548, or 28%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to a 41% increase in labor as we implemented ISO 17025:2017 standards for the competence of testing and calibration laboratories. Our gross margins of approximately 25%, decreased during the three months ended December 31, 2018, compared to gross margins of approximately 66% during the three months ended December 31, 2017, as we devoted significant resources to the improvement of operations and compliance with regulations, including the ISO 17025:2017 requirement. We are actively working to improve efficiencies and increase prices to improve gross margins.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2018 were $390,471, compared to $399,114 during the three months ended December 31, 2017, a decrease of $8,643, or 2%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses.

Professional Fees

Professional fees for the three months ended December 31, 2018 were $246,580, compared to $486,676 during the three months ended December 31, 2017, a decrease of $240,096, or 49%. Professional fees included non-cash, stock-based compensation of $155,835 and $446,439 during the three months ended December 31, 2018 and December 31, 2017, respectively, including the amortization of $6,559 and $258,735, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2018 was $24,565, compared to $55,940 during the three months ended December 31, 2017, a decrease of $31,375, or 56%. Bad debts expense decreased during the current period as our allowance for doubtful accounts decreased with greater resources devoted to collection efforts during the quarter. Our bad debts allowance was 6% and 8% of sales for the three months ended December 31, 2018 and 2017, respectively.

Operating Loss

Our operating loss for the three months ended December 31, 2018 was $501,821 compared to $199,717 during the three months ended December 31, 2017, an increase of $302,104, or 151%. Our operating loss increased primarily due to decreased revenues, as offset in part by decreased stock-based compensation, during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Other Income

Other income for the three months ended December 31, 2018 was $39,647, compared to other income of $20,700 during the three months ended December 31, 2017, an increase of $18,947, or 92%. Other income consisted of $20,400 of sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $10,753 of interest expense for the three months ended December 31, 2018. Other income during the three months ended December 31, 2017 consisted of $19,200 of subleased rents and $1,500 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended December 31, 2018 was $462,174, compared to $179,017 during the three months ended December 31, 2017, an increase of $283,157, or 158%. The increased net loss was due primarily to decreased revenues, as offset in part by decreased stock-based compensation and increased other income, over the comparative three month period, as we revamped operations to better position ourselves for anticipated increased demand in the recreational cannabis market and complied with the ISO 17025:2017 regulation.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three month periods ended December 31, 2018 and 2017:

	2018	2017
Operating Activities	$(366,237)	$182,156
Investing Activities	(50,000)	(142,514)
Financing Activities	500,000	143,008
Net Increase in Cash	$83,763	$182,650

Net Cash Provided by (Used in) Operating Activities

During the three months ended December 31, 2018, net cash used in operating activities was $366,237, compared to net cash provided by operating activities of $182,156 for the same period ended December 31, 2017. The increase in cash used in operating activities is primarily attributable to our increased net loss as we didn’t benefit from the decreased competition from the suspension of two competing cannabis testing labs in the current quarter, as we did in the prior period.

Net Cash Used in Investing Activities

During the three months ended December 31, 2018, net cash used in investing activities was $50,000, compared to $142,514 for the same period ended December 31, 2017. The decrease is attributable to investments made for cannabis testing equipment in the prior period that was not necessary in the current period, in addition to the payment of a short term loan during the current period.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2018, net cash provided by financing activities was $500,000, compared to $143,008 for the same period ended December 31, 2017. The current period consisted of proceeds received on fixed convertible debt financing at $0.14 per share, while the comparative period consisted of proceeds received from the sale of stock and warrants.

Ability to Continue as a Going Concern

As of December 31, 2018, our balance of cash on hand was $259,790. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Revenue Recognition

The Company has adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue from contracts with customers to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new update does not affect how the Company recognizes revenue in accordance with ASC 606, Revenue Recognition. ASC 606 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. With respect to our cannabis lab testing revenues, we sell our services on a determinable fixed fee per test, or panel of tests basis, and offer a discounted price for customers that agree to exclusive or predetermined quantities of tests. We typically require payment within thirty days of the delivery of results. Revenues are recognized upon the substantial completion of the tests when collectability is reasonably assured, which is usually upon delivery of results to the customer.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended December 31, 2018:

On December 25, 2018, we issued 46,261 shares of common stock, restricted in accordance with Rule 144, to our President and CEO for services rendered pursuant to his employment agreement.

On December 25, 2018, we issued 115,652 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On December 25, 2018, we issued a total of 150,000 shares of common stock, restricted in accordance with Rule 144, to three consultants that were engaged to assist the Company with acquisition activities.

On November 25, 2018, we issued a total of 150,000 shares of common stock, restricted in accordance with Rule 144, to three consultants that were engaged to assist the Company with acquisition activities.

On October 30, 2018, we issued 400,000 shares of common stock, restricted in accordance with Rule 144, to another consultant for business development services to be performed from November 1, 2018 through April 30, 2019.

On October 25, 2018, we issued a total of 150,000 shares of common stock, restricted in accordance with Rule 144, to three consultants that were engaged to assist the Company with acquisition activities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.1	Security Agreement between Digipath Labs, Inc. and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2019

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

