Form 10-Q
period 2019-03-31
Digipath, Inc.
filed 2019-05-15
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2019

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

The number of shares of registrant’s common stock outstanding as of May 13, 2019 was 47,659,716.

Securities registered pursuant to Section 12(b) of the Act: None

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$514,018	$176,027
Accounts receivable, net	190,450	167,734
Other current assets	124,231	72,690
Note receivable	95,000	-
Deposits	25,647	25,647
Total current assets	949,346	442,098

Fixed assets, net	829,712	957,108

Total Assets	$1,779,058	$1,399,206

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$176,622	$325,864
Accrued expenses	63,601	58,238
Deferred revenues	500	525
Total current liabilities	240,723	384,627

Convertible notes payable, net of discounts of $57,978 and $-0- at March 31, 2019 and September 30, 2018, respectively	442,022	-

Total Liabilities	682,745	384,627

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 and 1,425,942 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	1,326	1,426
Common stock, $0.001 par value, 90,000,000 shares authorized; 47,609,716 and 42,245,364 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	47,610	42,245
Additional paid-in capital	15,111,344	14,121,236
Accumulated (deficit)	(14,063,967)	(13,150,328)

Total Stockholders’ Equity	1,096,313	1,014,579

Total Liabilities and Stockholders’ Equity	$1,779,058	$1,399,206

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$651,555	$583,073	$1,293,670	$1,701,858
Cost of sales	427,830	665,858	910,150	1,042,630
Gross profit (loss)	223,725	(82,785)	383,520	659,228

Operating expenses:
General and administrative	418,505	348,399	808,976	747,513
Professional fees	235,667	249,111	482,247	735,787
Bad debts expense	25,265	42,301	49,830	98,241
Total operating expenses	679,437	639,811	1,341,053	1,581,541

Operating loss	(455,712)	(722,596)	(957,533)	(922,313)

Other income:
Other income	22,250	22,200	72,650	42,900
Interest expense	(18,003)	-	(28,756)	-
Total other income	4,247	22,200	43,894	42,900

Net loss	$(451,465)	$(700,396)	$(913,639)	$(879,413)

Weighted average number of common shares outstanding - basic and fully diluted	45,919,662	38,964,125	44,296,508	37,169,355

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, September 30, 2017	1,897,942	$1,898	35,027,118	$35,027	$12,866,984	$(11,496,671)	$1,407,238

Units of common stock and warrants sold for cash	-	-	2,158,934	2,159	366,449	-	368,608

Common stock issued for services	-	-	2,326,855	2,327	450,210	-	452,537

Common stock options issued for services	-	-	-	-	439,853	-	439,853

Conversion of preferred stock to common stock	(472,000)	(472)	2,360,000	2,360	(1,888)	-	-

Cashless exercise of options and warrants	-	-	372,457	372	(372)	-	-

Net loss for the year ended September 30, 2018	-	-	-	-	-	(1,653,657)	(1,653,657)

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	625,000

Common stock issued for services	-	-	1,264,352	1,265	209,350	-	210,615

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-

Common stock options issued for services	-	-	-	-	88,794	-	88,794

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	70,964

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(913,639)	(913,639)

Balance, March 31, 2019 (Unaudited)	1,325,942	$1,326	47,609,716	$47,610	$15,111,344	$(14,063,967)	$1,096,313

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(913,639)	$(879,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in allowance for doubtful accounts	49,830	98,241
Depreciation and amortization expense	128,771	141,696
Stock issued for services	210,615	289,704
Options and warrants granted for services	88,794	348,711
Amortization of debt discounts	12,986	-
Decrease (increase) in assets:
Accounts receivable	(72,546)	(71,672)
Other current assets	(51,541)	4,486
Increase (decrease) in liabilities:
Accounts payable	(149,242)	156,111
Accrued expenses	5,363	11,883
Deferred revenues	(25)	1,800
Net cash provided by (used in) operating activities	(690,634)	101,547

Cash flows from investing activities
Purchase of fixed assets	(1,375)	(186,370)
Advance of note receivable	(95,000)	-
Net cash used in investing activities	(96,375)	(186,370)

Cash flows from financing activities
Proceeds from convertible notes	500,000	-
Proceeds from sale of common stock	625,000	143,008
Net cash provided by financing activities	1,125,000	143,008

Net increase in cash	337,991	58,185
Cash - beginning	176,027	178,177
Cash - ending	$514,018	$236,362

Supplemental disclosures:
Interest paid	$4,066	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$100,000	$472,000
Beneficial conversion feature of convertible notes payable	$70,964	$-

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

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk podcast, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2019:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary
Digipath Labs S.A.S.(4)	Colombia	Subsidiary

(1) All entities are in the form of a corporation.

(2) Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.

(3) Commenced operations during the first fiscal quarter of 2019, but has not incurred income to date.

(4) Formed during the first fiscal quarter of 2019, but has not yet commenced operations.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the six months ended March 31, 2019, or the twelve months ended September 30, 2018.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $14,063,967, and as of March 31, 2019, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(Unaudited)

Note 3 – Fair Value of Financial Instruments

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2019 and September 30, 2018, respectively:

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$514,018	$-	$-
Total assets	514,018	-	-
Liabilities
Convertible notes payable, net of discounts of $57,978	-	-	442,022
Total liabilities	-	-	442,022
	$514,018	$-	$(442,022)

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$176,027	$-	$-
Total assets	176,027	-	-
Liabilities
Total liabilities	-	-	-
	$176,027	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $442,022 of convertible debentures, net of discounts of $57,978 as of March 31, 2019.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2019 or the year ended September 30, 2018.

Note 4 – Note Receivable

On March 8, 2019 and February 15, 2019, we loaned Big Valley Analytical Labs, Inc. $25,000 and $20,000, respectively. The loans bear interest at an annual rate of 15%, are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets. The principal was subsequently repaid in full on April 1, 2019.

On December 28, 2018, we loaned Northwest Analytical Labs, Inc. $50,000. The loan bears interest at an annual rate of 10%, is evidenced by a secured demand note, which is secured by a lien on the borrower’s assets.

Note 5 – Accounts Receivable

Accounts receivable was $190,450 and $167,734 at March 31, 2019 and September 30, 2018, respectively, net of allowance for doubtful accounts of $64,730 and $14,900 at March 31, 2019 and September 30, 2018, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2019 and September 30, 2018:

	March 31,	September 30,
	2019	2018
Software	$123,492	$123,492
Office equipment	56,252	54,877
Furniture and fixtures	28,486	28,486
Lab equipment	1,110,930	1,110,930
Leasehold improvements	489,147	489,147
	1,808,307	1,806,932
Less: accumulated depreciation	(978,595)	(849,824)
Total	$829,712	$957,108

Depreciation and amortization expense totaled $128,771 and $141,696 for the six months ended March 31, 2019 and 2018, respectively.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2019 and September 30, 2018, respectively:

	March 31,	September 30,
	2019	2018

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the six months ended March 31, 2019.	$350,000	$-

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	-

Total convertible notes payable	500,000	-
Less: unamortized debt discounts	(57,978)	-
Convertible notes payable	$442,022	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the six months ended March 31, 2019. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the six months ended March 31, 2019, the Company recorded debt amortization expense in the amount of $12,986, attributed to the aforementioned debt discount.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $15,770 for the six months ended March 31, 2019.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2019, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at March 31, 2019 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

On December 31, 2018, a total of 100,000 Series A Preferred shares were converted into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 90,000,000 shares authorized, of which 47,609,716 shares were issued and outstanding as of March 31, 2019.

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

Common Stock Issued for Services

On March 29, 2019, the Company issued 475,000 shares of common stock to the estate of our former CEO in exchange for the cancellation of 4,750,000 common stock options. The aggregate fair value of the options exceeded the fair value of the common stock at issuance, therefore there was no additional expense as a result of the modification of the equity awards.

On March 25, 2019, the Company issued 29,268 shares of common stock to its President and CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2019, the Company issued 73,171 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2019, a total of 50,000 shares of common stock were issued to a consultant that was engaged to assist the Company with acquisition activities. The fair value of the common stock was $10,250 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On February 25, 2019, a total of 50,000 shares of common stock were issued to a consultant that was engaged to assist the Company with acquisition activities. The fair value of the common stock was $12,300 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $14,740 of stock-based compensation expense was recognized during the six months ended March 31, 2019 as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period. As of March 31, 2019, a total of $14,822 of unamortized expenses are expected to be expensed during the remaining fiscal year ended September 30, 2019.

A total of $88,794 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the six months ended March 31, 2019.

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

A total of 5,105,000 options were outstanding as of March 31, 2019. During the six months ended March 31, 2019, options to purchase an aggregate total of 27,500 shares of common stock at a weighted average exercise price of $0.26 per share expired.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Options Issued to Officers and Directors for Services

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Science Officer. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share, based on the most recent closing stock price. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $15,485 of stock-based compensation expense during the six months ended March 31, 2019. As of March 31, 2019, a total of $35,449 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to Bruce Raben, one of our directors. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $15,485 of stock-based compensation expense during the six months ended March 31, 2019. As of March 31, 2019, a total of $35,449 of unamortized expenses are expected to be expensed over the vesting period.

Options Exchanged for Common Stock

On March 29, 2019, the Company issued 475,000 shares of common stock to the estate of our former CEO in exchange for the cancellation of 4,750,000 common stock options. The aggregate fair value of the options exceeded the fair value of the common stock at issuance, therefore there was no additional expense as a result of the modification of the equity awards.

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
			3,400,000

Options Issued to Employees for Services

On December 25, 2018, we granted fully vested options to purchase an aggregate of 345,000 shares of common stock as compensation for services to a total of fourteen of our employees. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options are being expensed over the vesting period, resulting in $9,226 of stock-based compensation expense during the six months ended March 31, 2019. As of March 31, 2019, a total of $25,852 of unamortized expenses are expected to be expensed over the vesting period.

Note 10 – Common Stock Warrants

Warrants to purchase a total of 4,100,461 shares of common stock were outstanding as of March 31, 2019.

On various dates from December 21, 2018 to March 15, 2019, warrants to purchase an aggregate of 2,250,001 shares of common stock at $0.30 per share expired, and on November 23, 2018, warrants to purchase another 100,000 shares of common stock at $0.40 per share expired.

Note 11 – Other Income

Other income for the six months ended March 31, 2019 and 2018 consisted of the following:

	March 31,
	2019	2018
Interest income	$1,250	$-
Settlement income on note receivable	30,000	-
Rental income on subleases	41,400	38,400
Restitution income	-	4,500
	$72,650	$42,900

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

For the six months ended March 31, 2019 and the year ended September 30, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2019, the Company had approximately $8,560,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2019 and September 30, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

Note Receivable Repayment

On April 1, 2019, Big Valley Analytical Labs, Inc. repaid $45,000 owed to us under the promissory notes.

Common Stock Issued for Services

On April 25, 2019, a total of 50,000 shares of common stock were issued to a consultant that was engaged to assist the Company with acquisition activities. The fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of March 31, 2019 are described below.

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. We have been operating a cannabis testing lab in Nevada since 2015 and have plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry.

Our cannabis testing revenues improved slightly over the previous fiscal quarter, but was substantially lower than our comparative six month period ending March 31, 2018. This decrease was primarily the result of the temporary suspension by regulators of two of our competitors in the prior year’s quarter, resulting in a significant increase in our sales during that quarter. Our revenues stabilized subsequent to the prior period when these competitors were reinstated. As an ISO 17025:2017 accredited lab, we believe that we are now well positioned to handle future growth in full compliance with Nevada’s regulations applicable to our operations and are actively working to expand to other jurisdictions.

We are currently seeking to expand our lab testing services to Colombia, and to that end have retained Colombian counsel, formed a Colombian subsidiary and hired two local employees. Our goal is to launch a testing lab in Colombia by the end of the fiscal year, although there can be no assurance that we will be successful in that regard.

In January 2019, we entered into an agreement to provide potency testing laboratories for hemp production at sites owned by Hemp, Inc. in North Carolina, Oregon and Arizona. Under the terms of the agreement, we will oversee and manage the construction and build out of a hemp potency-testing laboratory in three of Hemp Inc.’s locations and Hemp. Inc. will provide the space for the testing laboratories at no cost to us. Construction has not yet commenced.

We are also exploring opportunities to capitalize on the extensive data we have collected from our cannabis testing activities. Through our wholly-owned subsidiary, GroSciences, Inc., we intend to license specific formulations and intellectual property developed from our experience in the cannabis industry. We have not yet commenced operations for this initiative, other than minimal research and development activities and patent filings.

Results of Operations for the Three Months Ended March 31, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Increase /
	2019	2018	(Decrease)
Revenues	$651,555	$583,073	$68,482
Cost of sales	427,830	665,858	(238,028)
Gross profit (loss)	223,725	(82,785)	306,510

Operating expenses:
General and administrative	418,505	348,399	70,106
Professional fees	235,667	249,111	(13,444)
Bad debts expense	25,265	42,301	(17,036)
Total operating expenses:	679,437	639,811	39,626

Operating loss	(455,712)	(722,596)	(266,884)

Total other income	4,247	22,200	(17,953)

Net loss	$(451,465)	$(700,396)	$(248,931)

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended March 31, 2019 were $651,555, compared to revenues of $583,073 during the three months ended March 31, 2018, an increase of $68,482, or 12%. The increase in revenue was due to industry growth and expansion to hemp testing during the current period.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 were $427,830, compared to $665,858 during the three months ended March 31, 2018, a decrease of $238,028, or 36%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 34%, increased during the three months ended March 31, 2019, compared to gross margins of approximately negative 14% during the three months ended March 31, 2018, due primarily to decreased cost of sales in the current quarter and increased costs in the prior quarter when we devoted significant resources to the improvement of operations and compliance with regulations, including the ISO 17025:2017 requirement.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $418,505, compared to $348,399 during the three months ended March 31, 2018, an increase of $70,106, or 20%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expense increased during the current period due to increased travel expenses.

Professional Fees

Professional fees for the three months ended March 31, 2019 were $235,667, compared to $249,111 during the three months ended March 31, 2018, a decrease of $13,444, or 5%. Professional fees included non-cash, stock-based compensation of $143,574 and $191,976 during the three months ended March 31, 2019 and March 31, 2018, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Bad Debts Expense

Bad debts expense for the three months ended March 31, 2019 was $25,265, compared to $42,301 during the three months ended March 31, 2018, a decrease of $17,036, or 40%. Bad debts expense decreased during the current period as our allowance for doubtful accounts decreased with greater resources devoted to collection efforts during the quarter. Our bad debts expense due to the change in our allowance for doubtful accounts was 4% and 7% of sales for the three months ended March 31, 2019 and 2018, respectively.

Operating Loss

Our operating loss for the three months ended March 31, 2019 was $455,712, compared to $722,596 during the three months ended March 31, 2018, a decrease of $266,884, or 37%. Our operating loss decreased primarily due to increased margins, as offset in part by increased investor relations expenses, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Other Income

Other income for the three months ended March 31, 2019 was $4,247, compared to other income of $22,200 during the three months ended March 31, 2018, a decrease of $17,953, or 81%. Other income consisted of $1,250 of interest income and $21,000 of sublease rents, as offset by $18,003 of interest expense for the three months ended March 31, 2019. Other income during the three months ended March 31, 2018 consisted of $19,200 of subleased rents and $3,000 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended March 31, 2019 was $451,465, compared to $700,396 during the three months ended March 31, 2018, a decrease of $248,931, or 36%. The decreased net loss was due primarily to increased gross profits, as described above, as offset in part by interest expense on debt financing.

Results of Operations for the Six Months Ended March 31, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2019 and 2018.

	Six Months Ended March 31,		Increase /
	2019	2018	(Decrease)
Revenues	$1,293,670	$1,701,858	$(408,188)
Cost of sales	910,150	1,042,630	(132,480)
Gross profit	383,520	659,228	(275,708)

Operating expenses:
General and administrative	808,976	747,513	61,463
Professional fees	482,247	735,787	(253,540)
Bad debts expense	49,830	98,241	(48,411)
Total operating expenses:	1,341,053	1,581,541	(240,488)

Operating loss	(957,533)	(922,313)	35,220

Total other income	43,894	42,900	994

Net loss	$(913,639)	$(879,413)	$34,226

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the six months ended March 31, 2019 were $1,293,670, compared to revenues of $1,701,858 during the six months ended March 31, 2018, a decrease of $408,188, or 24%. The decrease in revenue was due to a spike in revenues in the comparative fiscal quarter ending March 31, 2018 due to regulators’ temporary suspension of two of our competitors during that period. Our revenues normalized when these competitors were reinstated.

Cost of Sales

Cost of sales for the six months ended March 31, 2019 were $910,150, compared to $1,042,630 during the six months ended March 31, 2018, a decrease of $132,480, or 13%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 30%, decreased during the six months ended March 31, 2019, compared to gross margins of approximately 39% during the six months ended March 31, 2018 when we experienced a spike in revenues.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2019 were $808,976, compared to $747,513 during the six months ended March 31, 2018, an increase of $61,463, or 8%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expense increased during the current period due to increased travel expenses.

Professional Fees

Professional fees for the six months ended March 31, 2019 were $482,247, compared to $735,787 during the six months ended March 31, 2018, a decrease of $253,540, or 34%. Professional fees included non-cash, stock-based compensation of $299,409 and $638,415 during the six months ended March 31, 2019 and March 31, 2018, respectively. Professional fees decreased primarily due to decreased stock-based compensation, as diminished by increased investment relations efforts during the current period.

Bad Debts Expense

Bad debts expense for the six months ended March 31, 2019 was $49,830, compared to $98,241 during the six months ended March 31, 2018, a decrease of $48,411, or 49%. Bad debts expense decreased during the current period as our allowance for doubtful accounts decreased with greater resources devoted to collection efforts during the current period. Our bad debts expense due to the change in our allowance for doubtful accounts was 4% and 6% of sales for the six months ended March 31, 2019 and 2018, respectively.

Operating Loss

Our operating loss for the six months ended March 31, 2019 was $957,533, compared to $922,313 during the six months ended March 31, 2018, an increase of $35,220, or 4%. Our operating loss increased primarily due to decreased revenues, as offset in part by decreased stock-based compensation, during the six months ended March 31, 2019, compared to the six months ended March 31, 2018.

Other Income

Other income for the six months ended March 31, 2019 was $43,894, compared to other income of $42,900 during the six months ended March 31, 2018, an increase of $994, or 2%. Other income consisted of $1,250 of interest income, $41,400 of sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $28,756 of interest expense for the six months ended March 31, 2019. Other income during the six months ended March 31, 2018 consisted of $38,400 of subleased rents and $4,500 of restitution payments received from a former employee.

Net Loss

Net loss for the six months ended March 31, 2019 was $913,639, compared to $879,413 during the six months ended March 31, 2018, an increase of $34,226, or 4%. The increased net loss was due primarily to decreased revenues, as offset in part by decreased stock-based compensation, over the comparative six month period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six month periods ended March 31, 2019 and 2018:

	2019	2018
Operating Activities	$(690,634)	$101,547
Investing Activities	(96,375)	(186,370)
Financing Activities	1,125,000	143,008
Net Increase in Cash	$337,991	$58,185

Net Cash Provided by (Used in) Operating Activities

During the six months ended March 31, 2019, net cash used in operating activities was $690,634, compared to net cash provided by operating activities of $101,547 for the same period ended March 31, 2018. The increase in cash used in operating activities is primarily attributable to our increased net loss as we didn’t benefit from the decreased competition from the suspension of two competing cannabis testing labs in the current period, as we did in the prior period.

Net Cash Used in Investing Activities

During the six months ended March 31, 2019, net cash used in investing activities was $96,375, compared to $186,370 for the same period ended March 31, 2018. The decrease is attributable to investments made for cannabis testing equipment in the prior period that was not necessary in the current period, in addition to the advancement of short term loans during the current period.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2019, net cash provided by financing activities was $1,125,000, compared to $143,008 for the same period ended March 31, 2018. The current period consisted of proceeds received on fixed convertible debt financing at $0.14 per share and the sale of $625,000 of common stock, while the comparative period consisted of proceeds received from the sale of stock and warrants.

Ability to Continue as a Going Concern

As of March 31, 2019, our balance of cash on hand was $514,018. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended March 31, 2019:

On March 25, 2019, we issued 29,268 shares of common stock, restricted in accordance with Rule 144, to our President and CEO for services rendered pursuant to his employment agreement.

On March 25, 2019, we issued 73,171 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On March 25, 2019, we issued a total of 150,000 shares of common stock, restricted in accordance with Rule 144, to a consultant that was engaged to assist the Company with acquisition activities.

On February 7, 2019, the Company sold 1,000,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for proceeds of $200,000.

On February 1, 2019, the Company sold 250,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for proceeds of $50,000.

On January 31, 2019, the Company sold 625,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for proceeds of $125,000.

On January 24, 2019, the Company sold 1,250,000 shares of its common stock, restricted in accordance with Rule 144, in exchange for proceeds of $250,000.

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

Date: May 15, 2019

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

