Form 10-Q/A
period 2019-03-31
Digipath, Inc.
filed 2019-05-16
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Securities registered pursuant to Section 12(b) of the Act: None

Explanatory note

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of Digipath, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 16, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

2

EXHIBIT INDEX

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2019

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

4