Form 10-Q
period 2019-06-30
Digipath, Inc.
filed 2019-08-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54239

Digipath, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6450 Cameron St Suite 113 Las Vegas, NV	89118
(Address of principal executive offices)	(zip code)

(702) 527-2060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of August 9, 2019 was 48,155,550.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$286,365	$176,027
Accounts receivable, net	185,829	167,734
Other current assets	98,338	72,690
Deposits	25,647	25,647
Total current assets	596,179	442,098

Fixed assets, net	792,781	957,108

Total Assets	$1,388,960	$1,399,206

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$161,917	$325,864
Accrued expenses	56,087	58,238
Deferred revenues	-	525
Total current liabilities	218,004	384,627

Convertible notes payable, net of discounts of $49,747 and $-0- at June 30, 2019 and September 30, 2018, respectively	450,253	-

Total Liabilities	668,257	384,627

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 and 1,425,942 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	1,326	1,426
Common stock, $0.001 par value, 250,000,000 and 90,000,000 shares authorized; 48,155,550 and 42,245,364 shares issued and outstanding; at June 30, 2019 and September 30, 2018, respectively	48,156	42,245
Additional paid-in capital	15,224,816	14,121,236
Accumulated (deficit)	(14,553,595)	(13,150,328)

Total Stockholders’ Equity	720,703	1,014,579

Total Liabilities and Stockholders’ Equity	$1,388,960	$1,399,206

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$652,920	$521,772	$1,946,590	$2,223,630
Cost of sales	424,067	520,888	1,334,217	1,563,518
Gross profit	228,853	884	612,373	660,112

Operating expenses:
General and administrative	431,636	360,689	1,240,612	1,108,202
Professional fees	195,052	228,482	677,299	964,269
Bad debts expense (recoveries)	93,340	(45,200)	143,170	53,041
Total operating expenses	720,028	543,971	2,061,081	2,125,512

Operating loss	(491,175)	(543,087)	(1,448,708)	(1,465,400)

Other income:
Other income	19,750	43,012	92,400	85,912
Interest expense	(18,203)	-	(46,959)	-
Total other income	1,547	43,012	45,441	85,912

Net loss	$(489,628)	$(500,075)	$(1,403,267)	$(1,379,488)

Weighted average number of common shares outstanding - basic and fully diluted	47,934,212	40,374,897	45,509,076	38,237,869

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, September 30, 2017	1,897,942	$1,898	35,027,118	$35,027	$12,866,984	$(11,496,671)	$1,407,238

Units of common stock and warrants sold for cash	-	-	2,158,934	2,159	366,449	-	368,608

Common stock issued for services	-	-	2,326,855	2,327	450,210	-	452,537

Common stock options issued for services	-	-	-	-	439,853	-	439,853

Conversion of preferred stock to common stock	(472,000)	(472)	2,360,000	2,360	(1,888)	-	-

Cashless exercise of options and warrants	-	-	372,457	372	(372)	-	-

Net loss for the year ended September 30, 2018	-	-	-	-	-	(1,653,657)	(1,653,657)

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	625,000

Common stock issued for services	-	-	1,810,186	1,811	274,204	-	276,015

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-

Common stock options issued for services	-	-	-	-	137,412	-	137,412

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	70,964

Net loss for the nine months ended June 30, 2019	-	-	-	-	-	(1,403,267)	(1,403,267)

Balance, June 30, 2019 (Unaudited)	1,325,942	$1,326	48,155,550	$48,156	$15,224,816	$(14,553,595)	$720,703

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,403,267)	$(1,379,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	143,170	53,041
Depreciation and amortization expense	194,588	213,225
Stock issued for services	276,015	377,204
Options and warrants granted for services	137,412	438,683
Amortization of debt discounts	21,217	-
Decrease (increase) in assets:
Accounts receivable	(66,265)	12,705
Other current assets	(25,648)	6,018
Increase (decrease) in liabilities:
Accounts payable	(163,947)	74,240
Accrued expenses	(2,151)	(11,110)
Deferred revenues	(525)	2,775
Net cash used in operating activities	(889,401)	(212,707)

Cash flows from investing activities
Purchase of fixed assets	(30,261)	(194,008)
Advance of note receivable	(95,000)	-
Net cash used in investing activities	(125,261)	(194,008)

Cash flows from financing activities
Proceeds from convertible notes	500,000	-
Proceeds from sale of common stock	625,000	268,608
Net cash provided by financing activities	1,125,000	268,608

Net increase (decrease) in cash	110,338	(138,107)
Cash - beginning	176,027	178,177
Cash - ending	$286,365	$40,070

Supplemental disclosures:
Interest paid	$4,066	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$100,000	$472,000
Beneficial conversion feature of convertible notes payable	$70,964	$-

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

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk podcast, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry, and to market and sell its “Tru-Hemp ID” Kit which distinguishes industrial hemp from drug-type cannabis.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2019:

Name of Entity(1)	Jurisdiction of Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary
Digipath Labs S.A.S. (4)	Colombia	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Commenced operations during the first fiscal quarter of 2019, but has not incurred income to date.
(4)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of lab testing services through our subsidiary Digipath Labs, Inc., and to a lesser extent, through the sale of advertising through one of our other subsidiaries, TNM News Corp. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended June 30, 2019, or the twelve months ended September 30, 2018.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $14,553,595, and as of June 30, 2019, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2019 and September 30, 2018, respectively:

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$286,365	$-	$-
Total assets	286,365	-	-
Liabilities
Convertible notes payable, net of discounts of $49,747	-	-	450,253
Total liabilities	-	-	450,253
	$286,365	$-	$(450,253)

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$176,027	$-	$-
Total assets	176,027	-	-
Liabilities
Total liabilities	-	-	-
	$176,027	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $500,000 of convertible debentures, net of discounts of $49,747 as of June 30, 2019.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2019 or the year ended September 30, 2018.

Note 4 – Note Receivable

On March 8, 2019 and February 15, 2019, we loaned Big Valley Analytical Labs, Inc. $25,000 and $20,000, respectively. The loans carried interest at an annual rate of 15%, were evidenced by secured demand notes, and were secured by a lien on the borrower’s assets. The principal amount of the loans was subsequently repaid in full on April 1, 2019.

On various dates between December 28, 2018 and June 13, 2019, we loaned Northwest Analytical Labs, Inc. a total of $95,000. The loans bear interest at an annual rate of 10%, are evidenced by secured demand notes, which are secured by a lien on the borrower’s assets. An allowance for doubtful accounts for the full value of the notes was recognized due to the uncertainty of collectability.

Note 5 – Accounts Receivable

Accounts receivable was $185,829 and $167,734 at June 30, 2019 and September 30, 2018, respectively, net of allowance for doubtful accounts of $63,070 and $14,900 at June 30, 2019 and September 30, 2018, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Software	$123,492	$123,492
Office equipment	56,252	54,877
Furniture and fixtures	28,486	28,486
Lab equipment	1,133,730	1,110,930
Leasehold improvements	495,233	489,147
	1,837,193	1,806,932
Less: accumulated depreciation	(1,044,412)	(849,824)
Total	$792,781	$957,108

Depreciation and amortization expense totaled $194,588 and $213,225 for the nine months ended June 30, 2019 and 2018, respectively.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2019 and September 30, 2018, respectively:

	June 30, 2019	September 30, 2018

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the nine months ended June 30, 2019.	$350,000	$-

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	-

Total convertible notes payable	500,000	-
Less: unamortized debt discounts	(49,747)	-
Convertible notes payable	$450,253	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the nine months ended June 30, 2019. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. During the nine months ended June 30, 2019, the Company recorded debt amortization expense in the amount of $21,217, attributed to the aforementioned debt discount.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $25,742 for the nine months ended June 30, 2019.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2019, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at June 30, 2019 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Preferred Stock Conversions

On December 31, 2018, a total of 100,000 Series A Preferred shares were converted into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 48,155,550 shares were issued and outstanding as of June 30, 2019.

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

Common Stock Issued for Services

On June 25, 2019, the Company issued 300,000 shares of common stock to a consultant for business development services to be performed from May 1, 2019 through October 31, 2019. The fair value of the common stock was $58,500 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period.

On June 25, 2019, the Company issued 41,667 shares of common stock to its President and CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2019, the Company issued 104,167 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On May 25, 2019, a total of 50,000 shares of common stock were issued to a consultant that was engaged to assist the Company with acquisition activities. The fair value of the common stock was $8,030 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization of Stock-Based Compensation

A total of $22,110 of stock-based compensation expense was recognized during the nine months ended June 30, 2019 as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period. As of June 30, 2019, a total of $7,452 of unamortized expenses are expected to be expensed during the remaining fiscal year ended September 30, 2019.

A total of $19,500 of stock-based compensation expense was recognized during the nine months ended June 30, 2019 as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period. As of June 30, 2019, a total of $39,000 of unamortized expenses are expected to be expensed during the remaining requisite service period.

A total of $137,412 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the nine months ended June 30, 2019.

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

A total of 5,105,000 options were outstanding as of June 30, 2019. During the nine months ended June 30, 2019, options to purchase an aggregate total of 27,500 shares of common stock at a weighted average exercise price of $0.26 per share expired.

Options Issued to Officers and Directors for Services

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Science Officer. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share, based on the most recent closing stock price. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $32,463 of stock-based compensation expense during the nine months ended June 30, 2019. As of June 30, 2019, a total of $18,471 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to Bruce Raben, one of our directors. The options vest immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $32,463 of stock-based compensation expense during the nine months ended June 30, 2019. As of June 30, 2019, a total of $18,471 of unamortized expenses are expected to be expensed over the vesting period.

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
			3,400,000

Options Issued to Employees for Services

On December 25, 2018, we granted fully vested options to purchase an aggregate of 345,000 shares of common stock as compensation for services to a total of fourteen of our employees. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options are being expensed over the vesting period, resulting in $17,971 of stock-based compensation expense during the nine months ended June 30, 2019. As of June 30, 2019, a total of $17,107 of unamortized expenses are expected to be expensed over the vesting period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Common Stock Warrants

Warrants to purchase a total of 3,417,126 shares of common stock were outstanding as of June 30, 2019.

On various dates from December 21, 2018 to May 2, 2019, warrants to purchase an aggregate of 2,933,336 shares of common stock at $0.30 per share expired, and on November 23, 2018, warrants to purchase another 100,000 shares of common stock at $0.40 per share expired.

Note 11 – Other Income

Other income for the nine months ended June 30, 2019 and 2018 consisted of the following:

	June 30,
	2019	2018
Settlement income on note receivable	$30,000	$-
Rental income on subleases	62,400	57,600
Restitution income	-	28,312
	$92,400	$85,912

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

For the nine months ended June 30, 2019 and the year ended September 30, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2019, the Company had approximately $8,900,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2019 and September 30, 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

There were no subsequent events to report.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of June 30, 2019 are described below.

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. We have been operating a cannabis testing lab in Nevada since 2015 and have plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

➢	The National Marijuana News Corp. provides a balanced and unbiased approach to cannabis news, interviews and education with a news/talk radio show, app, national marijuana news website and social media presence focusing on the political, economic, medicinal, scientific, and cultural dimensions of the rapidly evolving—and profoundly controversial—medicinal and recreational marijuana industry.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry, and to market and sell its “Tru-Hemp ID” Kit which distinguishes industrial hemp from drug-type cannabis.

Our cannabis testing revenues improved slightly over the previous fiscal quarter, but was substantially lower than our comparative nine month period ending June 30, 2018. This decrease was primarily the result of the temporary suspension by regulators of two of our competitors in the prior year’s quarter, resulting in a significant increase in our sales during that quarter. Our revenues stabilized subsequent to the prior period when these competitors were reinstated. As an ISO 17025:2017 accredited lab, we believe that we are now well positioned to handle future growth in full compliance with Nevada’s regulations applicable to our operations and are actively working to expand to other jurisdictions.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Increase /
	2019	2018	(Decrease)
Revenues	$652,920	$521,772	$131,148
Cost of sales	424,067	520,888	(96,821)
Gross profit (loss)	228,853	884	227,969

Operating expenses:
General and administrative	431,636	360,689	70,947
Professional fees	195,052	228,482	(33,430)
Bad debts expense (recoveries)	93,340	(45,200)	138,540
Total operating expenses:	720,028	543,971	176,057

Operating loss	(491,175)	(543,087)	(51,912)

Total other income	1,547	43,012	(41,465)

Net loss	$(489,628)	$(500,075)	$(10,447)

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the three months ended June 30, 2019 were $652,920, compared to revenues of $521,772 during the three months ended June 30, 2018, an increase of $131,148, or 25%. The increase in revenue was due to industry growth and expansion to hemp testing during the current period.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 were $424,067, compared to $520,888 during the three months ended June 30, 2018, a decrease of $96,821, or 19%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 35%, increased during the three months ended June 30, 2019, compared to gross margins of approximately -0-% during the three months ended June 30, 2018, due primarily to decreased cost of sales in the current quarter and increased costs in the prior quarter when we devoted significant resources to the improvement of operations and compliance with regulations, including the ISO 17025:2017 requirement.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $431,636, compared to $360,689 during the three months ended June 30, 2018, an increase of $70,947, or 20%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expense increased during the current period due to increased investor relation expenses.

Professional Fees

Professional fees for the three months ended June 30, 2019 were $195,052, compared to $228,482 during the three months ended June 30, 2018, a decrease of $33,430, or 15%. Professional fees included non-cash, stock-based compensation of $114,018 and $177,472 during the three months ended June 30, 2019 and June 30, 2018, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Bad Debts Expense (Recoveries)

Bad debts expense (recoveries) for the three months ended June 30, 2019 was $93,340, compared to recoveries of $(45,200) during the three months ended June 30, 2018, an increase of $138,540, or 307%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with an allowance of $95,000 for potentially uncollectible notes receivable and the change in allowance for doubtful accounts on our trade receivables during the quarter.

Operating Loss

Our operating loss for the three months ended June 30, 2019 was $491,175, compared to $543,087 during the three months ended June 30, 2018, a decrease of $51,912, or 10%. Our operating loss decreased primarily due to increased margins, as offset in part by increased marketing expenses, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Other Income

Other income for the three months ended June 30, 2019 was $1,547, compared to other income of $43,012 during the three months ended June 30, 2018, a decrease of $41,465, or 96%. Other income consisted of $21,000 of sublease rents, as offset by a $1,250 reversal of interest income and $18,203 of interest expense for the three months ended June 30, 2019. Other income during the three months ended June 30, 2018 consisted of $19,200 of subleased rents and $23,812 of restitution payments received from a former employee.

Net Loss

Net loss for the three months ended June 30, 2019 was $489,628, compared to $500,075 during the three months ended June 30, 2018, a decrease of $10,447, or 2%. The decreased net loss was due primarily to increased gross profits as described above, as offset in part by increased investment relation expenses, increased bad debts expense, and interest on debt financing.

Results of Operations for the Nine Months Ended June 30, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2019 and 2018.

	Nine Months Ended June 30,		Increase /
	2019	2018	(Decrease)
Revenues	$1,946,590	$2,223,630	$(277,040)
Cost of sales	1,334,217	1,563,518	(229,301)
Gross profit	612,373	660,112	(47,739)

Operating expenses:
General and administrative	1,240,612	1,108,202	132,410
Professional fees	677,299	964,269	(286,970)
Bad debts expense	143,170	53,041	90,129
Total operating expenses:	2,061,081	2,125,512	(64,431)

Operating loss	(1,448,708)	(1,465,400)	(16,692)

Total other income	45,441	85,912	(40,471)

Net loss	$(1,403,267)	$(1,379,488)	$23,779

Revenues

Revenues were generated by our cannabis testing lab and to a de minimis extent, from advertising on TNM News’ media outlets. Aggregate revenues for the nine months ended June 30, 2019 were $1,946,590, compared to revenues of $2,223,630 during the nine months ended June 30, 2018, a decrease of $277,040, or 12%. The decrease in revenue was due to a spike in revenues in the comparative fiscal period ending June 30, 2018 due to regulators’ temporary suspension of two of our competitors during that period. Our revenues normalized when these competitors were reinstated.

Cost of Sales

Cost of sales for the nine months ended June 30, 2019 were $1,334,217, compared to $1,563,518 during the nine months ended June 30, 2018, a decrease of $229,301, or 15%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 31%, increased slightly during the nine months ended June 30, 2019, compared to gross margins of approximately 30% during the nine months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2019 were $1,240,612, compared to $1,108,202 during the nine months ended June 30, 2018, an increase of $132,410, or 12%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expense increased during the current period due to increased investor relation and travel expenses.

Professional Fees

Professional fees for the nine months ended June 30, 2019 were $677,299, compared to $964,269 during the nine months ended June 30, 2018, a decrease of $286,970, or 30%. Professional fees included non-cash, stock-based compensation of $413,427 and $815,887 during the nine months ended June 30, 2019 and June 30, 2018, respectively. Professional fees decreased primarily due to decreased stock-based compensation, as diminished by increased marketing efforts during the current period.

Bad Debts Expense

Bad debts expense for the nine months ended June 30, 2019 was $143,170, compared to $53,041 during the nine months ended June 30, 2018, an increase of $90,129, or 170%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased with an allowance of $95,000 for potentially uncollectible notes receivable was recognized during the current period. Our bad debts expense due to the change in our allowance for doubtful accounts was 2.5% and 2.4% of sales for the nine months ended June 30, 2019 and 2018, respectively.

Operating Loss

Our operating loss for the nine months ended June 30, 2019 was $1,448,708, compared to $1,465,400 during the nine months ended June 30, 2018, a decrease of $16,692, or 1%. Our operating loss decreased primarily due to decreased revenues and an increased change in our allowance for doubtful accounts, as offset in part by decreased stock-based compensation, during the nine months ended June 30, 2019, compared to the nine months ended June 30, 2018.

Other Income

Other income for the nine months ended June 30, 2019 was $45,441, compared to other income of $85,912 during the nine months ended June 30, 2018, a decrease of $40,471, or 47%. Other income consisted of $62,400 of sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $46,959 of interest expense for the nine months ended June 30, 2019. Other income during the nine months ended June 30, 2018 consisted of $57,600 of subleased rents and $28,312 of restitution payments received from a former employee.

Net Loss

Net loss for the nine months ended June 30, 2019 was $1,403,267, compared to $1,379,488 during the nine months ended June 30, 2018, an increase of $23,779, or 2%. The increased net loss was due primarily to decreased gross profits and increased marketing costs and bad debts expense as described above, as offset in part by decreased stock-based compensation, over the comparative nine month period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2019 and 2018:

	2019	2018
Operating Activities	$(889,401)	$(212,707)
Investing Activities	(125,261)	(194,008)
Financing Activities	1,125,000	268,608
Net Increase (Decrease) in Cash	$110,338	$(138,107)

Net Cash Used in Operating Activities

During the nine months ended June 30, 2019, net cash used in operating activities was $889,401, compared to net cash used in operating activities of $212,707 for the same period ended June 30, 2018. The increase in cash used in operating activities is primarily attributable to our increased net loss as we didn’t benefit from the decreased competition from the suspension of two competing cannabis testing labs in the current period, as we did in the prior period.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2019, net cash used in investing activities was $125,261, compared to $194,008 for the same period ended June 30, 2018. The decrease is attributable to investments made for cannabis testing equipment in the prior period that was not necessary in the current period, in addition to the advancement of short-term loans during the current period.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2019, net cash provided by financing activities was $1,125,000, compared to $268,608 for the same period ended June 30, 2018. The current period consisted of $500,000 of proceeds received on fixed convertible debt financing at $0.14 per share and the sale of $625,000 of common stock, while the comparative period consisted of proceeds received from the sale of $268,608 of common stock and warrants.

Ability to Continue as a Going Concern

As of June 30, 2019, our balance of cash on hand was $286,365. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of lab testing services through our subsidiary Digipath Labs, Inc., and to a lesser extent, through the sale of advertising through one of our other subsidiaries, TNM News Corp. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended June 30, 2019, or the twelve months ended September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended June 30, 2019:

On June 25, 2019, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, to another consultant for business development services to be performed from May 1, 2019 through October 31, 2019.

On June 25, 2019, we issued 41,667 shares of common stock, restricted in accordance with Rule 144, to our President and CEO for services rendered pursuant to his employment agreement.

On June 25, 2019, we issued 104,167 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On May 25, 2019, we issued 50,000 shares of common stock, restricted in accordance with Rule 144, to a consultant that was engaged to assist the Company with acquisition activities.

On April 25, 2019, we issued 50,000 shares of common stock, restricted in accordance with Rule 144, to a consultant that was engaged to assist the Company with acquisition activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6*	Certificate of Amendment to Articles of Incorporation dated May 14, 2019
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.1	Security Agreement between Digipath Labs, Inc. and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2019

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

