Form 10-K
period 2019-09-30
Digipath, Inc.
filed 2019-12-31
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.20 per share as of March 31, 2019 was approximately $8,606,003.

As of December 20, 2019, there were 48,532,666 shares of registrant’s common stock outstanding.

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

Business

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

We seek to be the nation’s highest standard, full-service testing lab for cannabis, hemp and ancillary cannabis and hemp infused products. We are a third party independent testing laboratory facility for cannabis, cannabis infused products, hemp and other botanical nutraceuticals to serve growers, dispensaries, caregivers, producers, patients and eventually all end users of cannabis and botanical products.

Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis and hemp industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis and hemp they ingest and to help maximize the quality of our client’s products through research, development and standardization.

As a premier cannabis and hemp testing laboratory with ISO-17025:2017 accreditation, we take a careful, strategic approach to all of our cannabis and hemp testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis and hemp for potency, the presence of pesticides, microbial contamination, metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, proprietary standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is intricate and accurate. This approach and our investment in state-of-the-art testing equipment is of the utmost importance.

Digipath Labs screens medicinal and recreational cannabis for potentially harmful contaminants, including:

— Residual Solvents (for extracts)

— Pesticides

— Mold and Yeast

— Heavy metals, including mercury, arsenic, lead, cadmium, chromium and nickel

— Biological toxins, such as aflatoxin and ocratoxins

— Microbial contaminants including E. coli, salmonella, coliforms, aspergillus gram negative bacteria and total aerobic bacteria

Digipath Labs also tests cannabis and hemp for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific chemoprofiles for the treatment of specific ailments.

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

With accurate science becoming a major part of the cannabis and hemp industry, the major question is one of standards; we hold ourselves accountable and provide efficient and accurate research and results to our clients. Our test results are meant to help dispensaries, caregivers and patients know the concentration and quality of their cannabis without having to question the credibility of the data.

Market Overview

According to a recent report, the United States’ legal cannabis market is projected to reach $11 billion in consumer spending in 2018 and more than $23 billion by 2022. In Nevada, cannabis sales rose to $639 million for the State’s fiscal year ended June 30, 2019, from $530 million in the prior fiscal year. As the cannabis industry continues to expand, we expect to see a parallel increase in state regulations related to the testing and disclosure of cannabis and cannabis and hemp related products. We believe that there will be a strong demand for qualified laboratories to perform such testing, both to assist producers of cannabis and cannabis products to meet expected state mandated requirements, and to provide assurance to consumers and state regulators regarding the safety and composition of such products. In addition, according to New Frontier Data, the hemp CBD business worldwide will grow from $4.4 billion in 2018 to over $14.7 billion by 2026.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, thirty-three states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and eleven states and the District of Columbia have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

Customers

We provide cannabis and hemp lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and have expanded to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers based on volume. On June 17, 2014, Clark County initially approved a total of 117 special use permits for cultivation and 87 production applicants. As of February, 2019, MMEs approved by the State of Nevada include 66 dispensaries, 134 cultivators, 96 production facilities, 24 distributors and 10 labs (besides us), nine of which are located in Clark County. We have worked with over 85 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth, especially with the relatively recent legalization of recreational cannabis in the State of Nevada in 2017.

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

Marketing, Sales and Support

We use a range of communication platforms to reach our target customers. The goal of the marketing strategy is to position us as the leading testing company in the botanical, nutraceutical, and cannabis industries in the country. Our marketing efforts include digital/online, industry conferences and affiliations, media outreach, direct response and public relations. We believe that these efforts have the ability to deliver our brand message in a powerful way to maximize audience reach.

Seasonality

Our businesses are not subject to seasonality.

Insurance

We maintain property, business interruption and casualty insurance.

Employees

As of September 30, 2019, we had eighteen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2019 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of December 25, 2019, thirty-three states and the District of Columbia allow its citizens to use medical cannabis. Additionally, eleven states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities. Insurance that is otherwise readily available, such as workers’ compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. We currently have adequate coverage, however, there are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. Despite rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Our prior bank at which we maintained deposit accounts forced us to close our accounts. While after much difficulty we were recently able find a replacement banking institution, there can be no assurance that we will able to maintain this banking relationship. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry, including us, continue to have trouble establishing and maintain banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business. In addition, our inability to maintain a bank account previously resulted in our holding large sums of cash. Although we store our cash in a secure safe, holding large sums of cash exposes us to a greater risk of theft.

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

2019	$49,726
2020	151,283
2021	50,102
Total	$251,111

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of December 20, 2019, the closing price of our common stock on the OTCQB was $0.10.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2019
First Quarter	$0.17	$0.08
Second Quarter	$0.31	$0.11
Third Quarter	$0.22	$0.12
Fourth Quarter	$0.15	$0.10

Fiscal Year Ended September 30, 2018
First Quarter	$0.39	$0.15
Second Quarter	$0.59	$0.16
Third Quarter	$0.25	$0.17
Fourth Quarter	$0.20	$0.14

As of December 20, 2019, there were approximately 116 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of December 20, 2019, there were 48,361,433 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,085,000	$0.1320	5,415,000
Equity compensation plans not approved by security holders (2)	659,800	0.1901	N/A
Total	6,744,800	$0.1377	5,415,000

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of warrants issued to consultants of the Company in consideration of services with exercise prices of $0.1901 per share. For additional details see Note 11 to the accompanying financial statements.

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

Recent Sales of Unregistered Securities

The following issuances of our securities during the three month period ended September 30, 2019 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On September 25, 2019, we issued 58,824 shares of common stock to Todd Denkin for services he had rendered as our President and Chief Executive Officer.

On September 25, 2019, we issued 147,059 shares of common stock to Todd Peterson for his services rendered as our Chief Financial Officer.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2019 and 2018. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue was recognized when the following criteria had been met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended September 30, 2019 or 2018.

Our revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $221,980 and $108,295 for the years ended September 30, 2019 and 2018, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations

Our cannabis testing lab operations have steadily increased as the Nevada cannabis market has begun to mature. The following table shows operating results for the years ended September 30, 2019 and 2018.

	Years Ended September 30,		Increase /
	2019	2018	(Decrease)
Revenues	$2,552,600	$2,839,916	$(287,316)
Cost of sales	1,712,788	2,069,837	(357,049)
Gross profit	839,812	770,079	69,733

Operating expenses:
General and administrative	1,673,785	2,056,592	(382,807)
Professional fees	878,525	489,536	388,989
Bad debts expense	130,640	(17,280)	147,920
Total operating expenses:	2,682,950	2,528,848	154,102

Operating loss	(1,843,138)	(1,758,769)	84,369

Total other income (expense)	37,806	105,112	(67,306)

Net loss	$(1,805,332)	$(1,653,657)	$151,675

Revenues

Aggregate revenues for the year ended September 30, 2019 were $2,552,600, compared to revenues of $2,839,916 during the year ended September 30, 2018, a decrease of $287,316, or 10%. The decrease in revenue was due to a spike in revenues in the comparative fiscal period ending September 30, 2018 due to the temporary suspension of two of our competitors by Nevada regulators in January 2018.

Cost of Sales

Cost of sales for the year ended September 30, 2019 were $1,712,788, compared to $2,069,837 during the year ended September 30, 2018, a decrease of $357,049, or 17%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current year was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 33%, increased during the year ended September 30, 2019, compared to gross margins of approximately 27% during the year ended September 30, 2018, which translated to $69,733 of increased gross profit. We intend to continue to automate processes through equipment enhancements to improve our margins.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2019 were $1,673,785, compared to $2,056,592 during the year ended September 30, 2018, a decrease of $382,807, or 19%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included stock-based compensation paid to officers of $84,185 during the year ended September 30, 2019, compared to $604,950 during the year ended September 30, 2018, a decrease of $520,760, or 86%. General and administrative expenses decreased primarily due to decreased stock-based compensation to officers, offset by increased marketing and travel expenses during the current year.

Professional Fees

Professional fees for the year ended September 30, 2019 were $878,525, compared to $489,536 during the year ended September 30, 2018, an increase of $388,989, or 79%. Professional fees increased primarily due to increased business development and legal fees, and increased stock-based compensation paid to directors and consultants during the current period. Stock-based compensation was $436,470 during the year ended September 30, 2019, compared to $287,440 during the year ended September 30, 2018, an increase of $149,030, or 52%.

Bad Debt Expense (Recoveries)

Bad debt expense for the year ended September 30, 2019 was $130,640, compared to recoveries of $(17,280) during the year ended September 30, 2018, an increase of $147,920. Bad debts expense increased during the current year as our allowance for doubtful accounts increased, including an allowance of $95,000 for potentially uncollectible notes receivable. We have not yet realized any bad debts on our trade receivables. Our allowance for doubtful accounts on trade receivables was $50,540 and $14,900 at September 30, 2019 and 2018, respectively, or less than 2% and 1% of sales for the years ended September 30, 2019 and 2018, respectively.

Operating Loss

Operating loss for the year ended September 30, 2019 was $1,843,138, compared to $1,758,769 during the year ended September 30, 2018, an increase of $84,369, or 5%. Operating loss increased primarily due to an increased change in our allowance for doubtful accounts, as offset in part by increased gross profit and decreased stock-based compensation during the year ended September 30, 2019, compared to the year ended September 30, 2018.

Other Income (Expense)

Other income, on a net basis, for the year ended September 30, 2019 was $37,806, compared to other income of $105,112 during the year ended September 30, 2018, a decrease of $67,306. Other income during the year ended September 30, 2019, consisted of rental income of $83,400 on sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $65,670 of interest expense and a loss on disposal of fixed assets of $9,924. Other income during the year ended September 30, 2018, consisted of rental income of $76,800 from subleased office space and $28,312 of restitution payments received from a former employee.

Net Loss

Net loss for the year ended September 30, 2019 was $1,805,332, compared to $1,653,657 during the year ended September 30, 2018, an increase of $151,675, or 9%. The increased net loss was primarily due to increased marketing costs and bad debts expense as described above, offset in part by our increased gross profits and decreased stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2019, the Company had current assets of $629,319, comprising of cash of $323,739, accounts receivable of $179,256, other assets of $74,260, and deposits of $51,704. The Company’s current liabilities as of September 30, 2019 were $471,493, consisting of $136,612 of accounts payable, $134,881 of accrued expenses, and $200,000 of current maturities of convertible notes payable.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2019 and 2018.

	September 30,
	2019	2018
Current Assets	$629,319	$442,098

Current Liabilities	$471,493	$384,627

Working Capital	$157,826	$57,471

The following table summarizes our cash flows during the years ended September 30, 2019 and 2018, respectively.

	Years Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(1,042,213)	$(163,405)
Net cash used in investing activities	(135,075)	(207,353)
Net cash provided by financing activities	1,325,000	368,608

Net change in cash	$147,712	$(2,150)

Net Cash Used in Operating Activities

The increase in funds used in operating activities for the year ended September 30, 2019, compared to the year ended September 30, 2018, was primarily attributable to our increased net loss, as we didn’t benefit from the decreased competition from the suspension of two competing cannabis testing labs in the current period, as we did in the prior period.

Net Cash Used in Investing Activities

The decrease in funds used in investing activities for the year ended September 30, 2019, compared to the year ended September 30, 2018, was due primarily to investments made for cannabis testing equipment in the prior year that were not necessary in the current year, in addition to the advancement of $95,000 of short-term loans, as offset by $5,032 of proceeds received on the sale of fixed assets during the current year.

Net Cash Provided by Financing Activities

The increase in funds provided by financing activities for the year ended September 30, 2019, compared to the year ended September 30, 2018, was due to increased sales of our securities through private placement offerings, including $700,000 of proceeds from the sale of convertible notes, in the year ended September 30, 2019.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2019, our balance of cash on hand was $323,739. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

December 30, 2019

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2019	2018
Assets

Current assets:
Cash	$323,739	$176,027
Accounts receivable, net	179,256	167,734
Other current assets	74,620	72,690
Deposits	51,704	25,647
Total current assets	629,319	442,098

Fixed assets, net	726,614	957,108

Total Assets	$1,355,933	$1,399,206

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$136,612	$325,864
Accrued expenses	134,881	58,238
Deferred revenues	-	525
Current maturities of convertible notes payable	200,000	-
Total current liabilities	471,493	384,627

Convertible notes payable, net of discounts of $41,426 and $-0- at September 30, 2019 and 2018, respectively	458,574	-

Total Liabilities	930,067	384,627

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 and 1,425,942 shares issued and outstanding at September 30, 2019 and 2018, respectively	1,326	1,426
Common stock, $0.001 par value, 250,000,000 and 90,000,000 shares authorized; 48,361,433 and 42,245,364 shares issued and outstanding at September 30, 2019 and 2018, respectively	48,361	42,245
Additional paid-in capital	15,331,839	14,121,236
Accumulated (deficit)	(14,955,660)	(13,150,328)

Total Stockholders’ Equity	425,866	1,014,579

Total Liabilities and Stockholders’ Equity	$1,355,933	$1,399,206

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2019	2018

Revenues	$2,552,600	$2,839,916
Cost of sales	1,712,788	2,069,837
Gross profit	839,812	770,079

Operating expenses:
General and administrative	1,673,785	2,056,592
Professional fees	878,525	489,536
Bad debts expense (recoveries)	130,640	(17,280)
Total operating expenses	2,682,950	2,528,848

Operating loss	(1,843,138)	(1,758,769)

Other income:
Other income	113,400	105,112
Loss on disposal of fixed assets	(9,924)	-
Interest expense	(65,670)	-
Total other income	37,806	105,112

Net loss	$(1,805,332)	$(1,653,657)

Weighted average number of common shares outstanding - basic and fully diluted	46,178,953	39,079,547

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, September 30, 2017	1,897,942	$1,898	35,027,118	$35,027	$12,866,984	$(11,496,671)	$1,407,238

Units of common stock and warrants sold for cash	-	-	2,158,934	2,159	366,449	-	368,608

Common stock issued for services	-	-	2,326,855	2,327	450,210	-	452,537

Common stock options issued for services	-	-	-	-	439,853	-	439,853

Conversion of preferred stock to common stock	(472,000)	(472)	2,360,000	2,360	(1,888)	-	-

Cashless exercise of options and warrants	-	-	372,457	372	(372)	-	-

Net loss for the year ended September 30, 2018	-	-	-	-	-	(1,653,657)	(1,653,657)

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	625,000

Common stock issued for services	-	-	2,016,069	2,016	331,701	-	333,717

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-

Common stock options issued for services	-	-	-	-	186,938	-	186,938

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	70,964

Net loss for the year ended September 30, 2019	-	-	-	-	-	(1,805,332)	(1,805,332)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$(14,955,660)	$425,866

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(1,805,332)	$(1,653,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	130,640	(17,280)
Depreciation and amortization expense	260,645	277,294
Loss on disposal of fixed assets	9,924	-
Stock issued for services	333,717	452,537
Options and warrants granted for services	186,938	439,853
Amortization of debt discounts	29,538	-
Decrease (increase) in assets:
Accounts receivable	(47,162)	116,159
Other current assets	(1,930)	1,060
Deposits	(26,057)	-
Increase (decrease) in liabilities:
Accounts payable	(189,252)	203,870
Accrued expenses	76,643	16,234
Deferred revenues	(525)	525
Net cash used in operating activities	(1,042,213)	(163,405)

Cash flows from investing activities
Proceeds received on disposal of fixed assets	5,032	-
Purchase of fixed assets	(45,107)	(207,353)
Advance of note receivable	(95,000)	-
Net cash used in investing activities	(135,075)	(207,353)

Cash flows from financing activities
Proceeds from convertible notes	700,000	-
Proceeds from sale of common stock	625,000	368,608
Net cash provided by financing activities	1,325,000	368,608

Net increase (decrease) in cash	147,712	(2,150)
Cash - beginning	176,027	178,177
Cash - ending	$323,739	$176,027

Supplemental disclosures:
Interest paid	$4,066	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Value of preferred stock converted to common stock	$100,000	$472,000
Beneficial conversion feature of convertible notes payable	$70,964	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2019:

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

Reclassifications

Prior period stock-based compensation of $604,950, consisting of $230,328 of stock awards and $374,622 related to the amortization of stock options, paid to officers has been reclassified from professional fees to general and administrative expense to conform to the current period presentation. This reclassification had no impact on net earnings, financial position or cash flows.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $50,540 and $14,900 as of September 30, 2019 and 2018, respectively.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue was recognized when the following criteria had been met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended September 30, 2019 or 2018.

Our revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

Significant Concentrations

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits and accounts receivable. Through delayed payment terms, we at times grant credit, usually without collateral, to our customers for up to 30 days. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we are entitled to payment for work performed and generally have certain lien rights in that work. Further, management believes that its billing and collection policies are adequate to manage potential credit risk. There can be no assurance, however, that we will not be adversely affected by credit risks we face.

One customer accounted for 15% and 7% of our sales for the years ended September 30, 2019 and 2018, respectively. Accounts receivable owed to us by that customer was $32,600, or 14% of our outstanding accounts receivable for the year ended September 30, 2019. All of their outstanding accounts receivable were less than 30 days outstanding.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $221,980 and $108,295 for the years ended September 30, 2019 and 2018, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. The Company adopted ASU 2016-02 as of October 1, 2019, which will establish a right-of-use asset and lease liability on the Company’s balance sheet in amounts not yet determined.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of ($14,955,660), and as of September 30, 2019, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Stock Issued to Officers for Services

We issued an aggregate total of 176,020 shares of common stock to our former Chief Executive Officer, Todd Denkin, in quarterly increments for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $24,000 based on the closing price of the Company’s common stock on the dates of grant, and was expensed over the requisite service periods.

We issued an aggregate total of 440,049 shares of common stock to our Chief Financial Officer, Todd Peterson, in quarterly increments for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the dates of grant, and was expensed over the requisite service periods.

On March 29, 2019, the Company issued 475,000 shares of common stock to the estate of our former CEO in exchange for the cancellation of 4,750,000 common stock options. The aggregate fair value of the options exceeded the fair value of the common stock at issuance, therefore there was no additional expense as a result of the modification of the equity awards.

Options Issued to Officers and Directors for Services

On September 25, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Executive Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of September 25, 2020, September 25, 2021, and September 25, 2022, and are exercisable for a ten-year period at an exercise price of $0.102 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 111% and a call option value of $0.1017, was $40,470. The options are being expensed over the vesting period, resulting in $185 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $40,285 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Science Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $49,628 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $1,306 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to Bruce Raben, one of our directors. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $49,628 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $1,306 of unamortized expenses are expected to be expensed over the vesting period.

Re-Priced Options Issued to Officers and Directors for Services

On January 7, 2019, the board amended the following options to reduce their exercise price to $0.13 per share. All other terms were unchanged. The modification of these equity awards resulted in an additional expense of $36,764.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2019 and 2018, respectively:

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$323,739	$-	$-
Total assets	323,739	-	-
Liabilities
Convertible notes payable, net of discounts of $41,426	-	-	658,574
Total liabilities	-	-	658,574
	$323,739	$-	$(658,574)

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3
Assets
Cash	$176,027	$-	$-
Total assets	176,027	-	-
Liabilities
None	-	-	-
Total liabilities	-	-	-
	$176,027	$-	$-

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2019 or 2018.

Note 5 – Accounts Receivable

Accounts receivable was $179,256 and $167,734 at September 30, 2019 and 2018, respectively, net of allowance for uncollectible accounts of $50,540 and $14,900 at September 30, 2019 and 2018, respectively. Bad debts expense (recoveries) resulting from our change in allowance was $130,640 and $(17,280) for the years ended September 30, 2019 and 2018, respectively.

Note 6 – Note Receivable

On March 8, 2019 and February 15, 2019, we loaned Big Valley Analytical Labs, Inc. $25,000 and $20,000, respectively. The loans carried interest at an annual rate of 15%, were evidenced by secured demand notes, and were secured by a lien on the borrower’s assets. The principal amount of the loans was subsequently repaid in full on April 1, 2019.

On various dates between December 28, 2018 and June 13, 2019, we loaned Northwest Analytical Labs, Inc. a total of $95,000. The loans bear interest at an annual rate of 10%, are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets. An allowance for doubtful accounts for the full value of the notes has been recorded due to the uncertainty of collectability.

Note 7 – Fixed Assets

Fixed assets consist of the following at September 30, 2019 and 2018:

	For the Years Ended
	September 30,
	2019	2018
Software	$123,492	$123,492
Office equipment	55,061	54,877
Furniture and fixtures	29,115	28,486
Lab equipment	1,118,942	1,110,930
Leasehold improvements	494,117	489,147
	1,820,727	1,806,932
Less: accumulated depreciation	(1,094,113)	(849,824)
Total	$726,614	$957,108

On various dates from July 1, 2019 through September 30, 2019, we disposed of fixed assets with an aggregate net book value of $14,956. The fixed assets consisted of office equipment with a historical cost basis of $2,868 and lab equipment with a historical cost basis of $28,444, and accumulated depreciation of $2,148 and $14,208, respectively. Total proceeds of $5,032 were received, resulting in a loss on disposal of $9,924.

Depreciation and amortization expense totaled $260,645 and $277,294 for the years ended September 30, 2019 and 2018, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2019 and 2018, respectively:

	September 30,	September 30,
	2019	2018

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on September 23, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	$200,000	$-

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the nine months ended June 30, 2019.	350,000	-

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	-

Total convertible notes payable	700,000	-
Less: unamortized debt discounts	(41,426)	-
	658,574	-
Less: current maturities	(200,000)	-
Convertible notes payable	$458,574	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the year ended September 30, 2019. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. During the year ended September 30, 2019, the Company recorded debt amortization expense in the amount of $29,538, attributed to the aforementioned debt discount.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $36,132 for the year ended September 30, 2019.

Note 9 – Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2019, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at September 30, 2019 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2019

On December 31, 2018, a total of 100,000 shares of Series A Preferred were converted into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred Stock Conversions for the Year Ended September 30, 2018

For the year ended September 30, 2018, a total of 472,000 shares of Series A Preferred were converted into 2,360,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 48,361,433 shares were issued and outstanding as of September 30, 2019.

Common Stock Sales for the Year Ended September 30, 2019

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

Additional Common Stock Issuances for the Year Ended September 30, 2019

On September 25, 2019, the Company issued 58,824 shares of common stock to its President and CEO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $6,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On September 25, 2019, the Company issued 147,059 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $29,562 and $1,458 of stock-based compensation expense was recognized during the years ended September 30, 2019 and 2018, respectively, as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period.

A total of $48,750 of stock-based compensation expense was recognized during the year ended September 30, 2019, as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period. As of September 30, 2019, a total of $9,750 of unamortized expenses are expected to be expensed during the remaining requisite service period.

A total of $186,938 and $439,853 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2019 and 2018, respectively.

Note 10 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 6,085,000 shares of common stock were outstanding as of September 30, 2019.

Common Stock Option Issuances for the Year Ended September 30, 2019

On September 25, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Executive Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of September 25, 2020, September 25, 2021, and September 25, 2022, and are exercisable for a ten-year period at an exercise price of $0.102 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 111% and a call option value of $0.1017, was $40,470. The options are being expensed over the vesting period, resulting in $185 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $40,285 of unamortized expenses are expected to be expensed over the vesting period.

On September 25, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to a consultant. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of September 25, 2020, September 25, 2021, and September 25, 2022, and are exercisable for a ten-year period at an exercise price of $0.102 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 111% and a call option value of $0.1017, was $40,470. The options are being expensed over the vesting period, resulting in $185 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $40,285 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Science Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $49,628 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $1,306 of unamortized expenses are expected to be expensed over the vesting period.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to Bruce Raben, one of our directors. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options are being expensed over the vesting period, resulting in $49,628 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $1,306 of unamortized expenses are expected to be expensed over the vesting period.

On December 25, 2018, we granted fully vested options to purchase an aggregate of 345,000 shares of common stock as compensation for services to a total of fourteen of our employees. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options are being expensed over the vesting period, resulting in $26,813 of stock-based compensation expense during the year ended September 30, 2019. As of September 30, 2019, a total of $8,265 of unamortized expenses are expected to be expensed over the vesting period.

Common Stock Option Issuances for the Year Ended September 30, 2018

On September 12, 2018, we granted options to purchase 200,000 shares of common stock as compensation for services to our Chief Science Officer pursuant to her appointment to the Company’s Board of Directors. The options vest over a one-year period, are exercisable over a ten-year period at an exercise price of $0.16 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1245, was $24,905. The options are being expensed over the vesting period, resulting in $23,735 and $1,170 of stock-based compensation expense during the years ended September 30, 2019 and 2018, respectively.

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

Common Stock Options Exchanged for Shares of Common Stock

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

Re-Priced Options Issued to Officers and Directors for Services

On January 7, 2019, the board amended the following options to reduce their exercise price to $0.13 per share. All other terms were unchanged. The modification of these equity awards resulted in an additional expense of $36,764.

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

Common Stock Options Cancelled or Expired for the Year Ended September 30, 2019

During the year ended September 30, 2019, options to purchase an aggregate total of 47,500 shares of common stock at a weighted average exercise price of $0.20 per share expired.

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

The following is a summary of information about the stock options outstanding at September 30, 2019.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.102– $0.27	6,085,000	8.02 years	$0.13	4,760,000	$0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2019	2018

Average risk-free interest rates	2.13%	1.36%
Average expected life (in years)	5.00	5.25
Volatility	109%	112%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2019 and September 30, 2018, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2019 was approximately $0.12 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2017	9,290,000	0.23
Options issued	1,005,000	0.25
Options exercised	(537,500)	(0.18)
Options expired	(1,220,000)	(0.42)

Balance, September 30, 2018	8,537,500	0.20
Options issued	2,345,000	0.12
Options repurchased/expired	(4,797,500)	(0.20)

Balance, September 30, 2019	6,085,000	$0.13

Exercisable, September 30, 2019	4,760,000	$0.14

Amortization of Stock Options

A total of $186,938 and $439,853 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, these options in the aggregate had no intrinsic value as the per share market price of $0.11 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.13.

Note 11 – Common Stock Warrants

We issued warrants in connection with private placements of our securities as set forth in Note 9 above.

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

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2019 (including those issued to both investors and service providers).

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
	Shares	Weighted Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.1901 – $0.30	3,417,126	1.73 years	$0.25	3,417,126	$0.25

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2019	2018

Average risk-free interest rates	N/A	1.56%
Average expected life (in years)	N/A	3.00
Volatility	N/A	110%

No warrants were issued during the year ended September 30, 2019. The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2018 was approximately $0.29 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2017	5,942,422	$0.28
Warrants granted	1,079,468	0.29
Warrants exercised	(71,428)	(0.26)
Warrants expired	(500,000)	(0.36)

Balance, September 30, 2018	6,450,462	0.28
Warrants expired	(3,033,336)	(0.30)

Balance, September 30, 2019	3,417,126	$0.25

Exercisable, September 30, 2019	3,417,126	$0.25

Note 12 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. Amounts of minimum future annual commitments on a calendar year basis, including common area maintenance fees, under non-cancelable operating leases are as follows:

2019	$49,726
2020	151,283
2021	50,102
Total	$251,111

Rent expense was $201,050 and $191,751 for the years ended September 30, 2019 and 2018, respectively.

Note 13 – Other Income

Other income for the years ended September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
Settlement income on note receivable	$30,000	$-
Rental income on subleases	83,400	76,800
Restitution income	-	28,312
	$113,400	$105,112

Note 14 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2019 and 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2019, the Company had approximately $9,142,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2019 and 2018 consisted of the following:

	September 30,
	2019	2018
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,919,820	$1,676,325

Net deferred tax assets before valuation allowance	$1,919,820	$1,676,325
Less: Valuation allowance	(1,919,820)	(1,676,325)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2019 and 2018, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Equipment Purchase

On December 26, 2019, the Company closed borrowed $291,931 pursuant to a promissory note bearing interest at 5.75%, payable monthly over a five year term, to finance the purchase of lab testing equipment with a total purchase price of $368,733. The loan is secured by a lien on the purchased equipment.

Common Stock Issued for Services

On December 25, 2019, the Company issued 171,233 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

Management Changes

On December 19, 2019, Dr. Cindy Orser tendered her resignation as Chief Science Office, Laboratory Director and Board Member to be effective January 20, 2020.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Name	Age	Position
Kyle Remenda	36	CEO
Todd A. Peterson	50	CFO, Secretary
Cindy Orser	63	Director
Bruce Raben	66	Director
Dennis Hartmann	63	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Kyle Remenda was appointed as our Chief Executive Officer on September 25, 2019. Mr. Remenda has served as the Chief Executive Officer of VSSL Enterprises Ltd. (“VSSL”) since its founding in December 2017. Since 2012, Mr. Remenda has also been the Chief Executive Officer of Remenda Solutions Ltd., a private company that provides risk mitigation, due diligence and government licensing services for commercial cannabis producers. Mr. Remenda was appointed our Chief Executive Officer pursuant to a binding letter of intent we entered into with VSSL, Mr. Remenda and Philippe Henry on September 25, 2019, pursuant to which we agreed to acquire all of VSSL’s outstanding shares of capital stock from Mr. Remenda and Mr. Henry for six million shares of our common stock and a cash payment of $200,000. We have not yet consummated this acquisition, which is subject to the satisfaction of various conditions to closing.

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

Dennis Hartmann was appointed to our Board of Directors on September 25, 2019. Mr. Hartmann had been an attorney engaged in private practice in the State of California for over 35 years. Mr. Hartmann holds a B.S. from the University of Alabama and a J.D. from the University of Texas School of Law. We believe that Mr. Hartmann’s legal experience qualifies him to serve as our director.

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

Director Nominations

As of September 30, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2019 were filed timely, except that each of Todd Denkin and Todd Peterson filed two late Form 4 (each respect to a single transaction), and Kyle Remenda filed one late Form 4 subsequent to the year ended September 30, 2019 with respect to the issuance of an option to him on September 25, 2019.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2019 and September 30, 2018 to persons serving as our Chief Executive Officer and Chief Financial Officer during our year ended September 30, 2019 (our “Named Executive Officers”), who were our only executive officers during 2019.

Name and	Fiscal		Stock		Option
Financial Position	Year	Salary	Awards		Awards(8)		Total

Kyle Remenda,	2019	$12,462	$-		$185	(2)	$12,647
President and Chief Executive Officer	2018	$-	$-		$-		$-

Todd A. Peterson,	2019	$99,301	$60,000	(3)	$-		$159,301
Chief Financial Officer	2018	$99,001	$138,828	(4)	$-		$237,829

Todd Denkin,	2019	$223,814	$24,000	(5)	$-		$247,814
Former Chief Executive Officer	2018	$205,042	$24,000	(6)	$197,776	(7)	$426,818

(1)	Mr. Denkin was our Chief Executive Officer until his resignation on September 26, 2019. Mr. Denkin continued to consult for the Company for three months following his resignation at a rate of $6,000 per month.

(2)	Consists of options to purchase 500,000 shares of common stock exercisable at $0.102 per share over 10 years that vested immediately as to one-quarter of the shares, one year from the grant date as to one-quarter of the shares, two years from the grant date as to one-quarter of the shares, and three years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on September 25, 2019. The Company recognized $185 of stock-based compensation expense during the year ended September 30, 2019.

(3)	Consists of quarterly awards of stock in lieu of cash from December 25, 2018 through September 25, 2019, totaling 440,049 shares in the aggregate. The Company recognized $60,000 of stock-based compensation expense during the year ended September 30, 2019.

(4)	Consists of 300,000 shares of common stock issued as a bonus on December 22, 2017, and quarterly awards of stock in lieu of cash from March 26, 2018 through September 25, 2018, totaling 315,876 shares in the aggregate. The Company recognized $138,828 of stock-based compensation expense during the year ended September 30, 2018.

(5)	Consists of quarterly awards of stock in lieu of cash from December 25, 2018 through September 25, 2019, totaling 176,020 shares in the aggregate. The Company recognized $24,000 of stock-based compensation expense during the year ended September 30, 2019.

(6)	Consists of quarterly awards of stock in lieu of cash from March 26, 2018 through September 25, 2018, totaling 126,350 shares in the aggregate. The Company recognized $24,000 of stock-based compensation expense during the year ended September 30, 2018.

(7)	Consists of options to purchase 500,000 shares of common stock exercisable at $0.27 per share over 10 years issued as a bonus on December 22, 2017 that vested immediately, and options to purchase 2,500,000 shares of common stock exercisable at $0.20 per share over 10 years that vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on June 21, 2016. The Company recognized $197,776 of stock-based compensation expense during the year ended September 30, 2018.

(8)	See Note 10 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

We entered into an employment agreement with Kyle Remenda on September 25, 2019 under which he serves as our Chief Executive Officer. Pursuant to the employment agreement, we pay Mr. Remenda an annual base salary of $160,000, and awarded him an option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.102 (the closing price of the Company’s Common Stock on the grant date). The option vested as to one-quarter of the shares immediately, with the remaining shares vesting in equal amounts on each of the next three anniversaries of the grant date. The employment agreement is for an initial term of one-year and will renew automatically for successive one-year periods unless either party provides written notice of non-renewal at least 30-days prior to the expiration of the then term.

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

We employed Mr. Denkin until his resignation pursuant to an Amended and Restated Employment Agreement dated June 21, 2016, which was amended on December 22, 2017 (as amended, the “Denkin Employment Agreement”). Pursuant to the Denkin Employment Agreement, (i) Mr. Denkin’s base salary was $192,000 per annum, and he received a car allowance of $750 per month, and (ii) commencing with the quarter ended December 31, 2017, Mr. Denkin was entitled to awards of quarterly compensation of $6,000, payable in cash or shares of our common stock at the Company’s discretion, on the fifth calendar day preceding each fiscal quarter. Pursuant to the Separation and Release Agreement we entered into with Mr. Denkin on September 26, 2019 (the “Separation Agreement”), we paid Mr. Denkin a lump sum payment of $20,000, and monthly payments of $6,000 during the three months following the date of the Separation Agreement for providing consulting services and assisting with the transition of our new Chief Executive Officer.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2019.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price		Option Expiration Date

Kyle Remenda, Chief Executive Officer	500,000	(1)	375,000	(1)	$0.102		September 25, 2029

Todd Peterson, Chief Financial Officer	100,000	(2)	-0-	(2)	$0.13	(5)	June 19, 2025

Todd Denkin, former Chief Executive Officer	2,500,000	(3)	-0-	(3)	$0.13	(5)	December 26, 2019
	500,000	(4)	-0-	(4)	$0.13	(5)	December 26, 2019

(1) Options granted on September 25, 2019, vest immediately as to one-quarter of the shares, one year from the grant date as to one-quarter of the shares, two years from the grant date as to one-quarter of the shares, and three years following the grant date as to the remaining one-quarter.

(2) Options granted on June 19, 2015, vested in four equal annual installments, commencing three months from the date of grant, and continuing on the next three quarters thereof until fully vested.

(3) Options granted on June 21, 2016, vest immediately as to one-half of the shares, one year from the grant date as to one-quarter of the shares, and two years following the grant date as to the remaining one-quarter. These options expired three months from Mr. Denkin’s date of resignation, or December 26, 2019.

(4) Options granted on December 22, 2017, fully vested. These options expired three months from Mr. Denkin’s date of resignation, or December 26, 2019.

(5) Exercise price of options were repriced on January 7, 2019 to $0.13 per share.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2019.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2019.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bruce Raben(1)	$15,000	$-	$50,934	$-	$-	$27,000	$92,934
Dr. Cindy Orser (2)	$-	$-	$50,934	$-	$-	$-	$50,934
Dennis Hartmann	$-	$-	$-	$-	$-	$-	$-

(1) We have agreed to compensate Mr. Raben $3,750 in cash per quarter for his service as a director. On January 7, 2019, we granted Bruce Raben an option to purchase 500,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. “All other compensation” consists of cash payments of $27,000 for consulting fees.

(2) On January 7, 2019, we granted Dr. Cindy Orser an option to purchase 500,000 shares of common stock at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. Dr. Orser is also compensated as an employee for her services to us as our Chief Science Officer for which she received an annual salary of $152,500 for the year ended September 30, 2019.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 20, 2019, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Kyle Remenda, CEO(3)	125,000	*	-	-
Todd A. Peterson, CFO(4)	1,480,925	3.1%	-	-
Dr. Cindy Orser, Director(5)	1,050,000	2.1%	-	-
Bruce Raben, Director(6)	700,000	1.4%	-	-
Dennis Hartmann, Director	-	-
Directors and Officers as a Group (5 persons)	3,355,925	6.7%	-	-
5% Holders
William H. Bokovoy	3,200,001	6.6%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 48,361,433 shares of Common Stock outstanding as of December 20, 2019. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 20, 2019, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 125,000 shares of common stock exercisable at $0.102 per share.

(4)	Includes options to purchase 100,000 shares of common stock exercisable at $0.13 per share.

(5)	Includes options to purchase 200,000 shares of common stock exercisable at $0.13 per share, options to purchase 100,000 shares of common stock exercisable at $0.13 per share, options to purchase 200,000 shares of common stock exercisable at $0.13 per share, and options to purchase 500,000 shares of common stock exercisable at $0.13 per share.

(6)	Includes options to purchase 500,000 shares of common stock exercisable at $0.13 per share.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors currently consists of Dr. Cindy Orser, our Chief Science Officer, Bruce Raben and Dennis Hartmann. Our Board of Directors has determined that Mr. Raben and Mr. Hartmann, constituting a majority of our directors, are “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2019 and 2018. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2019	2018
Audit fees:(1)	$44,000	$30,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$44,000	$30,000

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Amended and Restated Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.6	Amendment to Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.7	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between Digipath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 23, 2015)
10.8	Amendment to Employment Agreement between Digipath, Inc. and Todd Peterson, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.9	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.10	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.11	Binding Letter of Intent between Digipath, Inc., VSSL Enterprises Ltd., Kyle Remenda and Philippe Henry, dated September 25, 2019 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.12	Consulting Agreement between Digipath, Inc. and Philippe Henry, dated September 25, 2019 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.13	Separation and Release Agreement between Digipath, Inc. and Todd Denkin, dated September 26, 2019 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.14	Employment Agreement between Digipath, Inc. and Kyle Remenda, dated September 25, 2019 (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Kyle Remenda
Kyle Remenda
Chief Executive Officer

Dated:	December 30, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kyle Remenda	Chief Executive Officer	December 30, 2019
Kyle Remenda	(Principal Executive Officer)

/s/ Todd A. Peterson	Chief Financial Officer and Secretary	December 30, 2019
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Cindy Orser	Chief Science Officer, Director	December 30, 2019
Cindy Orser

/s/ Bruce Raben	Director	December 30, 2019
Bruce Raben

/s/ Dennis Hartmann	Director	December 30, 2019
Dennis Hartmann

