Form 10-Q
period 2019-12-31
Digipath, Inc.
filed 2020-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2019

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

The number of shares of registrant’s common stock outstanding as of February 12, 2020 was 49,657,666.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash	$68,657	$323,739
Accounts receivable, net	282,068	179,256
Other current assets	54,957	74,620
Inventory	37,900	-
Deposits	25,647	51,704
Total current assets	469,229	629,319

Right-of-use asset	289,867	-
Fixed assets, net	1,137,179	726,614

Total Assets	$1,896,275	$1,355,933

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$214,454	$136,612
Accrued expenses	85,934	134,881
Short term advances	25,000	-
Current portion of operating lease liabilities	196,069	-
Current portion of finance lease liabilities	29,771	-
Current maturities of note payable	52,030	-
Convertible notes payable, net of discounts of $33,105 and $-0- at December 31, 2019 and September 30, 2019, respectively	666,895	200,000
Total current liabilities	1,270,153	471,493

Operating lease liabilities	94,777	-
Finance lease liabilities	43,578	-
Note payable, equipment financing	239,901	-
Convertible notes payable, net of discounts of $-0- and $41,426 at December 31, 2019 and September 30, 2019, respectively	-	458,574

Total Liabilities	1,648,409	930,067

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 48,532,666 and 48,361,433 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	48,533	48,361
Additional paid-in capital	15,374,094	15,331,839
Accumulated (deficit)	(15,176,087)	(14,955,660)

Total Stockholders’ Equity	247,866	425,866

Total Liabilities and Stockholders’ Equity	$1,896,275	$1,355,933

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018

Revenues	$808,930	$642,115
Cost of sales	405,481	482,320
Gross profit	403,449	159,795

Operating expenses:
General and administrative	388,432	390,471
Professional fees	183,633	246,580
Bad debts expense	43,250	24,565
Total operating expenses	615,315	661,616

Operating loss	(211,866)	(501,821)

Other income (expense):
Other income	21,000	50,400
Interest expense	(29,561)	(10,753)
Total other income (expense)	(8,561)	39,647

Net loss	$(220,427)	$(462,174)

Weighted average number of common shares outstanding - basic and fully diluted	48,372,600	42,708,641

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended December 31, 2018
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$(13,150,328)	$1,014,579

Common stock issued for services	-	-	1,011,913	1,012	148,264	-	149,276

Common stock options issued for services	-	-	-	-	6,559	-	6,559

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	70,964

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(462,174)	(462,174)

Balance, December 31, 2018	1,325,942	$1,326	43,757,277	$43,757	$14,346,623	$(13,612,502)	$779,204

	For the Three Months Ended December 31, 2019
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$(14,955,660)	$425,866

Common stock issued for services	-	-	171,233	172	24,578	-	24,750

Common stock options issued for services	-	-	-	-	17,677	-	17,677

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(220,427)	(220,427)

Balance, December 31, 2019	1,325,942	$1,326	48,532,666	$48,533	$15,374,094	$(15,176,087)	$247,866

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(220,427)	$(462,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	43,250	24,565
Depreciation and amortization expense	70,874	64,381
Stock issued for services	24,750	149,276
Options and warrants granted for services	17,677	6,559
Amortization of debt discounts	8,321	4,846
Decrease (increase) in assets:
Accounts receivable	(146,062)	(107,576)
Other current assets	19,663	15,432
Inventory	(37,900)	-
Deposits	26,057	-
Right-of-use assets	47,376	-
Increase (decrease) in liabilities:
Accounts payable	77,842	(47,455)
Accrued expenses	(48,947)	(15,316)
Lease liabilities	(46,398)	-
Deferred revenues	-	1,225
Net cash used in operating activities	(163,924)	(366,237)

Cash flows from investing activities
Purchase of fixed assets	(90,315)	-
Advance of note receivable	-	(50,000)
Net cash used in investing activities	(90,315)	(50,000)

Cash flows from financing activities
Proceeds from short term advances	25,000	-
Principal payments on finance lease	(25,843)	-
Proceeds from convertible notes	-	500,000
Net cash provided by (used in) financing activities	(843)	500,000

Net increase (decrease) in cash	(255,082)	83,763
Cash - beginning	323,739	176,027
Cash - ending	$68,657	$259,790

Supplemental disclosures:
Interest paid	$7,125	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fixed assets acquired with capitalized finance lease	$99,193	$-
Fixed assets acquired with note payable, equipment financing	$291,931	$-
Value of preferred stock converted to common stock	$-	$100,000
Beneficial conversion feature of convertible notes payable	$-	$70,964

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2019:

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the sale of lab testing services through our subsidiary Digipath Labs, Inc.

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

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Our products consist of handheld devices used to test cannabis for THC, CBD and CBG levels under our GroSciences, Inc. subsidiary. We have not yet commenced sales of this product.

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the three-month period ending December 31, 2019 or the year ended September 30, 2019.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard became effective for fiscal years beginning after December 15, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on October 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before October 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease labilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. The new standard did not have a material impact.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $15,176,087, and as of December 31, 2019, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2019 and September 30, 2019, respectively:

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$68,657	$-	$-
Total assets	68,657	-	-
Liabilities
Short term advances	-	25,000	-
Lease liabilities	-	-	364,195
Note payable, equipment financing	-	291,931	-
Convertible notes payable, net of discounts of $33,105	-	-	666,895
Total liabilities	-	316,931	1,031,090
	$68,657	$(316,931)	$(1,031,090)

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$323,739	$-	$-
Total assets	323,739	-	-
Liabilities
Convertible notes payable, net of discounts of $41,426	-	-	658,574
Total liabilities	-	-	658,574
	$323,739	$-	$(658,574)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $700,000 of convertible debentures, net of discounts of $33,105 and $41,426 as of December 31, 2019 and September 30, 2019, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2019 or the year ended September 30, 2019.

Note 4 – Accounts Receivable

Accounts receivable was $282,068 and $179,256 at December 31, 2019 and September 30, 2019, respectively, net of allowance for uncollectible accounts of $93,790 and $50,540 at December 31, 2019 and September 30, 2019, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Fixed Assets

Fixed assets consist of the following at December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019
Software	$123,492	$123,492
Office equipment	57,460	55,061
Furniture and fixtures	29,115	29,115
Lab equipment	1,498,789	1,118,942
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	-
	2,302,166	1,820,727
Less: accumulated depreciation	(1,164,987)	(1,094,113)
Total	$1,137,179	$726,614

Depreciation and amortization expense totaled $70,874 and $64,381 for the three months ended December 31, 2019 and 2018, respectively.

Note 6 – Leases

The Company’s leases its operating and office facilities, and sub-leases one of the units, under non-cancelable real property lease agreements that expire on May 31, 2021 and June 30, 2021. The Company also has a financing lease for lab equipment subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The operating and office facility leases contain provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the Three Months Ended December 31, 2019
Operating lease cost	$52,002
Finance lease cost:
Amortization of assets	4,960
Interest on lease liabilities	3,306
Sublease income	(21,000)
Total net lease cost	$39,268

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
Operating leases:
Operating lease assets	$289,867

Current portion of operating lease liabilities	$196,069
Noncurrent operating lease liabilities	94,777
Total operating lease liabilities	$290,846
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(4,960)
Equipment, net	$94,233

Current portion of finance lease liability	$29,771
Noncurrent finance lease liability	43,578
Total finance lease liability	$73,349

Weighted average remaining lease term:
Operating leases	1.5 years
Finance leases	2.3 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$21,000
Operating cash flows used for operating leases	$51,024
Operating cash flows used for finance leases	$3,306
Financing cash flows used for finance leases	$25,843

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$99,193

Future minimum annual lease commitments under non-cancelable operating leases are as follows at December 31, 2019:

Fiscal Year Ending	Minimum Lease	Sublease	Net Lease
September 30,	Commitments	Income	Commitments
2020*	$155,032	$42,000	$113,032
2021	148,957	-	148,957
	$303,989	$42,000	$261,989

* Liability pertains to the remaining nine month period from January 1, 2020 through September 30, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at December 31, 2019:

Finance
Leases

2020*	$30,921
2021	37,105
2022	21,644
Total minimum lease payments	89,670
Less interest	16,321
Present value of lease liabilities	73,349
Less current portion	29,771
Long-term lease liabilities	$43,578

* Liability pertains to the remaining nine month period from January 1, 2020 through September 30, 2020.

Note 7 – Short Term Advances

On December 26, 2019, a total of $25,000 was received as a short-term loan from one of our convertible noteholders. The advance was subsequently repaid on February 6, 2020. No interest expense was recognized.

Note 8 –Note Payable, Equipment Financing

Note payable consists of the following at December 31, 2019 and September 30, 2019, respectively:

	December 31,	September 30,
	2019	2019

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	$291,931	$-
Less: current maturities	(52,030)	-
Note payable	$239,901	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the equipment loan in the amount of $3,819 during the three months ended December 31, 2019.

Note 9 – Convertible Notes Payable

Convertible notes payable consists of the following at December 31, 2019 and September 30, 2019, respectively:

	December 31,	September 30,
	2019	2019

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on September 23, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	$200,000	$200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note is secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the three months ended June 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	700,000	700,000
Less: unamortized debt discounts	(33,105)	(41,426)
	666,895	658,574
Less: current maturities	(666,895)	(200,000)
Convertible notes payable	$-	$458,574

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the three months ended December 31, 2018. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $8,321 and $4,846 during the three months ended December 31, 2019 and 2018, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $14,115 and $5,907 for the three months ended December 31, 2019 and 2018, respectively.

The Company recognized interest expense for the three months ended December 31, 2019 and 2018, respectively, as follows:

	December 31,	December 31,
	2019	2018

Interest on capital leases	$3,306	$-
Interest on notes payable	3,819	-
Amortization of beneficial conversion features	8,321	4,846
Interest on convertible notes	14,115	5,907
Total interest expense	$29,561	$10,753

Note 10 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2019, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at December 31, 2019 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 48,532,666 shares were issued and outstanding as of December 31, 2019.

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

Amortization of Stock-Based Compensation

A total of $22,110 of stock-based compensation expense was recognized during the three months ended December 31, 2019 as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period. As of December 31, 2019, a total of $7,452 of unamortized expenses are expected to be expensed during the remaining fiscal year ended September 30, 2019.

A total of $9,750 of stock-based compensation expense was recognized during the three months ended December 31, 2019 as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period. No further unamortized expenses are to be expensed during the remaining requisite service period.

A total of $17,677 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the three months ended December 31, 2019.

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

A total of 3,085,000 options were outstanding as of December 31, 2019. During the three months ended December 31, 2019, options to purchase an aggregate total of 3,000,000 shares of common stock at a weighted average exercise price of $0.13 per share expired.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 3,417,126 shares of common stock were outstanding as of December 31, 2019.

Note 13 – Other Income (Expense)

Other income (expense) for the three months ended December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Settlement income on note receivable	$-	$30,000
Rental income on subleases	21,000	20,400
Interest expense	(29,561)	(10,753)
	$(8,561)	$39,647

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

For the three months ended December 31, 2019 and the year ended September 30, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2019, the Company had approximately $9,200,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019 and September 30, 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 15 – Subsequent Events

Common Stock Issuances for Services

On January 27, 2020, the Company issued 500,000 shares of common stock to a consultant for investor relations services to be performed from February 1, 2020 through July 31, 2020. The fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period.

Options Issued to Directors for Services

On January 29, 2020, Edmond A. DeFrank was appointed to the Company’s Board of Directors, filling the vacancy resulting from the resignation of Dr. Cindy Orser on January 20, 2020. On January 31, 2020, we granted Mr. DeFrank options to purchase 250,000 shares of common stock as compensation for Director services. The options vest immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 106% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period.

On January 31, 2020, we granted options to purchase 250,000 shares of common stock as compensation for Director services to Dennis Hartmann. The options vest immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 106% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period.

Convertible Note Financing

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $150,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of December 31, 2019 are described below.

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry, and to market and sell its “Tru-Hemp ID” Kit which distinguishes industrial hemp from drug-type cannabis.

Results of Operations for the Three Months Ended December 31, 2019 and 2018:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,		Increase /
	2019	2018	(Decrease)
Revenues	$808,930	$642,115	$166,815
Cost of sales	405,481	482,320	(76,839)
Gross profit (loss)	403,449	159,795	243,654

Operating expenses:
General and administrative	388,432	390,471	(2,039)
Professional fees	183633	246,580	(62,947)
Bad debts expense	43,250	24,565	18,685
Total operating expenses:	615,315	661,616	(46,301)

Operating loss	(211,866)	(501,821)	(289,955)

Total other income (expense)	(8,561)	39,647	(48,208)

Net loss	$(220,427)	$(462,174)	$(241,747)

Revenues

Aggregate revenues for the three months ended December 31, 2019 were $808,930, compared to revenues of $642,115 during the three months ended December 31, 2018, an increase of $166,815, or 26%. The increase in revenue was due to industry growth and increased market share attained during the current period.

Cost of Sales

Cost of sales for the three months ended December 31, 2019 were $405,481, compared to $482,320 during the three months ended December 31, 2018, a decrease of $76,839, or 16%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to better pricing on our consumable supplies, and improved efficiencies with respect to our labor. Our gross margins of approximately 50%, increased during the three months ended December 31, 2019, compared to gross margins of approximately 25% during the three months ended December 31, 2018, which translated to $243,654 of increased gross profit. We intend to continue to automate processes through equipment enhancements to improve our margins, and acquired a new triple quad machine on December 26, 2019 that we expect will help increase our testing volume and considerably decrease our variable costs.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2019 were $388,432, compared to $390,471 during the three months ended December 31, 2018, a decrease of $2,039, or 1%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $18,400 and $21,000 during the three months ended December 31, 2019 and December 31, 2018, respectively.

Professional Fees

Professional fees for the three months ended December 31, 2019 were $183,633, compared to $246,580 during the three months ended December 31, 2018, a decrease of $62,947, or 26%. Professional fees included non-cash, stock-based compensation of $24,027 and $134,835 during the three months ended December 31, 2019 and December 31, 2018, respectively. Professional fees decreased primarily due to decreased stock-based compensation, as partially diminished by increased cash-based professional fees, during the current period.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2019 was $43,250, compared to $24,565 during the three months ended December 31, 2018, an increase of $18,685, or 76%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased to $93,790 during the quarter.

Operating Loss

Our operating loss for the three months ended December 31, 2019 was $211,866, compared to $501,821 during the three months ended December 31, 2018, a decrease of $289,955, or 58%. Our operating loss decreased primarily due to increased margins, decreased professional fees, as offset in part by increased bad debts expense, during the three months ended December 31, 2019, compared to the three months ended December 31, 2018.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2019 was $8,561, compared to other income, on a net basis, of $39,647 during the three months ended December 31, 2018, a net decrease of $48,208. Other expense consisted of $29,561 of interest expense, as partially offset by other income, consisting of $21,000 of subleased rental income for the three months ended December 31, 2019. Other income during the three months ended December 31, 2018 consisted of $20,400 of subleased rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $10,753 of interest expense.

Net Loss

Net loss for the three months ended December 31, 2019 was $220,427, compared to $462,174 during the three months ended December 31, 2018, a decrease of $241,747, or 52%. The decreased net loss was due primarily to increased gross profits as described above, as offset in part by increased bad debts expense, and interest on debt financing.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended December 31, 2019 and 2018:

	2019	2018
Operating Activities	$(163,924)	$(366,237)
Investing Activities	(90,315)	(50,000)
Financing Activities	(843)	500,000
Net Increase (Decrease) in Cash	$(255,082)	$83,763

Net Cash Used in Operating Activities

During the three months ended December 31, 2019, net cash used in operating activities was $163,924, compared to net cash used in operating activities of $366,237 for the same period ended December 31, 2018. The decrease in cash used in operating activities was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the three months ended December 31, 2019, net cash used in investing activities was $90,315, compared to $50,000 for the same period ended December 31, 2018. The increase is attributable to investments made for cannabis testing equipment in the current period that was not necessary in the prior period, as partially diminished by an advancement of short-term loans during the prior period.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2019, net cash used in financing activities was $843, compared to net cash provided by financing activities of $500,000 for the same period ended December 31, 2018. The current period consisted of $25,843 of principal finance lease payments on equipment, as offset by, $25,000 of proceeds received on a short term advance that were subsequently repaid on February 6, 2020, compared to $500,000 of proceeds received on fixed convertible debt financing at $0.14 per share in the comparative period.

Ability to Continue as a Going Concern

As of December 31, 2019, our balance of cash on hand was $68,657. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three month period ended December 31, 2019:

On December 25, 2019, we issued 171,233 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $150,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. The information set forth in this Item 5 is qualified in its entirety by reference to the actual terms of the Secured Convertible Promissory Note and Security Agreement described above, which have been filed as Exhibits 4.4 and 10.2, respectively, and which are incorporated herein by reference.

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. The information set forth in this Item 5 is qualified in its entirety by reference to the actual terms of the Secured Convertible Promissory Note and Security Agreement described above, which have been filed as Exhibits 4.3 and 10.1, respectively, and which are incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3*	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022
4.4*	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022
10.1*	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022
10.2*	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2020

DIGIPATH, INC.

By:	/s/ Kyle Remenda
Name:	Kyle Remenda
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

