Form 10-Q
period 2020-03-31
Digipath, Inc.
filed 2020-05-15
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 13, 2020 was 57,237,672.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2020	2019
	(Unaudited)
Assets

Current assets:
Cash	$89,971	$323,739
Accounts receivable, net	275,591	179,256
Other current assets	48,621	74,620
Inventory	37,900	-
Deposits	25,647	51,704
Total current assets	477,730	629,319

Goodwill from affiliate	592,621	-
Right-of-use asset	241,820	-
Fixed assets, net	1,097,358	726,614

Total Assets	$2,409,529	$1,355,933

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$242,928	$136,612
Accrued expenses	145,130	134,881
Short term advances	20,000	-
Current portion of operating lease liabilities	200,578	-
Current portion of finance lease liabilities	27,611	-
Current maturities of note payable, equipment financing	52,781	-
Convertible notes payable, net of discounts of $24,874 and $-0- at March 31, 2020 and September 30, 2019, respectively	1,225,126	200,000
Total current liabilities	1,914,154	471,493

Operating lease liabilities	43,200	-
Finance lease liabilities	36,195	-
Note payable, equipment financing	226,421	-
Convertible notes payable, net of discounts of $-0- and $41,426 at March 31, 2020 and September 30, 2019, respectively	-	458,574

Total Liabilities	2,219,970	930,067

Stockholders’ Equity:

Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 56,737,672 and 48,361,433 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	56,738	48,361
Additional paid-in capital	15,879,225	15,331,839
Subscriptions payable, consisting of 500,000 shares of common stock at March 31, 2020	37,500	-
Accumulated (deficit)	(15,785,230)	(14,955,660)

Total Stockholders’ Equity	189,559	425,866

Total Liabilities and Stockholders’ Equity	$2,409,529	$1,355,933

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$754,982	$651,555	$1,563,912	$1,293,670
Cost of sales	497,029	427,830	902,510	910,150
Gross profit	257,953	223,725	661,402	383,520

Operating expenses:
General and administrative	406,919	418,505	795,351	808,976
Professional fees	327,434	235,667	511,067	482,247
Bad debts expense	117,870	25,265	161,120	49,830
Total operating expenses	852,223	679,437	1,467,538	1,341,053

Operating loss	(594,270)	(455,712)	(806,136)	(957,533)

Other income (expense):
Other income	21,000	22,250	42,000	72,650
Interest expense	(35,873)	(18,003)	(65,434)	(28,756)
Total other income (expense)	(14,873)	4,247	(23,434)	43,894

Net loss	$(609,143)	$(451,465)	$(829,570)	$(913,639)

Weighted average number of common shares outstanding - basic and fully diluted	50,586,842	45,919,662	49,473,671	44,296,508

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2019
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2018	1,325,942	$1,326	43,757,277	$43,757	$14,346,623	$-	$(13,612,502)	$779,204

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	-	625,000

Common stock issued for services	-	-	252,439	253	61,086	-	-	61,339

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-	-

Common stock options issued for services	-	-	-	-	82,235	-	-	82,235

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(451,465)	(451,465)

Balance, March 31, 2019	1,325,942	$1,326	47,609,716	$47,610	$15,111,344	$-	$(14,063,967)	$1,096,313

	For the Three Months Ended March 31, 2020
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, December 31, 2019	1,325,942	$1,326	48,532,666	$48,533	$15,374,094	$-	$(15,176,087)	$247,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	998,756	999	(8,536)	37,500	-	29,963

Common stock options issued for services	-	-	-	-	20,611	-	-	20,611

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(609,143)	(609,143)

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

	For the Six Months Ended March 31, 2019
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$-	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	-	625,000

Common stock issued for services	-	-	1,264,352	1,265	209,350	-	-	210,615

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-	-

Common stock options issued for services	-	-	-	-	88,794	-	-	88,794

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	-	70,964

Net loss for the six months ended March 31, 2019	-	-	-	-	-	-	(913,639)	(913,639)

Balance, March 31, 2019	1,325,942	$1,326	47,609,716	$47,610	$15,111,344	$-	$(14,063,967)	$1,096,313

	For the Six Months Ended March 31, 2020
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$-	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	1,169,989	1,171	16,042	37,500	-	54,713

Common stock options issued for services	-	-	-	-	38,288	-	-	38,288

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the six months ended March 31, 2020	-	-	-	-	-	-	(829,570)	(829,570)

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(829,570)	$(913,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	43,250	49,830
Depreciation and amortization expense	156,171	128,771
Stock issued for services	54,713	210,615
Options and warrants granted for services	108,300	88,794
Amortization of debt discounts	16,552	12,986
Decrease (increase) in assets:
Accounts receivable	(138,000)	(72,546)
Other current assets	31,258	(51,541)
Inventory	(37,900)	-
Deposits	26,057	-
Right-of-use assets	95,423	-
Increase (decrease) in liabilities:
Accounts payable	103,736	(149,242)
Accrued expenses	6,971	5,363
Lease liabilities	(93,465)	-
Deferred revenues	-	(25)
Net cash used in operating activities	(456,504)	(690,634)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	143	-
Cash paid for purchase of VSSL Enterprises, Ltd.	(200,000)	-
Purchase of fixed assets	(135,791)	(1,375)
Advance of note receivable	-	(95,000)
Net cash used in investing activities	(335,648)	(96,375)

Cash flows from financing activities
Proceeds from short term advances	25,000	-
Repayments of short term advances	(25,000)	-
Principal payments on finance lease	(35,387)	-
Principal payments on note payable, equipment financing	(12,729)	-
Proceeds from convertible notes	550,000	500,000
Proceeds from sale of common stock	56,500	625,000
Net cash provided by financing activities	558,384	1,125,000

Net increase (decrease) in cash	(233,768)	337,991
Cash - beginning	323,739	176,027
Cash - ending	$89,971	$514,018

Supplemental disclosures:
Interest paid	$16,601	$4,066
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of net assets acquired from affiliate in business combination	$18,871	$-
Fair value of common stock paid to affiliate in business combination	$373,750	$-
Fixed assets acquired with capitalized finance lease	$99,193	$-
Fixed assets acquired with note payable, equipment financing	$291,931	$-
Value of preferred stock converted to common stock	$-	$100,000
Beneficial conversion feature of convertible notes payable	$-	$70,964

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

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry, and to market and sell its “Tru-Hemp ID” Kit which distinguishes industrial hemp from drug-type cannabis.

➢	VSSL Enterprises, Ltd. Acquired in March 2020, and based in British Colombia, Canada, VSSL is a cannabis genomics, plant sciences and consulting firm that builds predictive tools for the cannabis industry, and uses molecular and bioinformatics tools to deliver unique solutions suited to its customers’ business models.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2020:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary
Digipath Labs S.A.S. (4)	Colombia	Subsidiary
VSSL Enterprises, Ltd. (5)	Canada	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Commenced operations during the first fiscal quarter of 2019, but has not incurred income to date.
(4)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(5)	Acquired on March 11, 2020.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the six-month period ending March 31, 2020 or the year ended September 30, 2019.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $15,785,230, and as of March 31, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Acquisition from Affiliate

On March 9, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VSSL Enterprises Ltd (“VSSL”), Kyle Joseph Remenda (“Remenda”), Philippe Olivier Henry, PhD (“Henry”), Audim Ventures Ltd. (“Audim”), and Britt Ash Enterprises Ltd. (“Britt Ash” and, together with Remenda, Henry and Audim, the “VSSL Stockholders”), pursuant to which the Company acquired all of VSSL’s outstanding shares of capital stock from the VSSL Stockholders for consideration consisting of 6,500,000 shares of Digipath’s common stock and a cash payment of $200,000. The closing of the acquisition occurred on March 11, 2020. The aggregate fair value of the common stock was $373,750 based on the closing price of the Company’s common stock on the date of closing.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Mr. Remenda, who held 45% of the VSSL’s shares prior to its acquisition by the Company, is the CEO of VSSL and was appointed as Digipath’s Chief Executive Officer in September 2019 in connection with the execution of the binding letter of intent with respect to the Company’s acquisition of VSSL. In addition, Mr. Henry, who also held 45% of VSSL’s shares prior to its acquisition by the Company, was engaged as a consultant by Digipath in September 2019.

This acquisition was accounted for as a business combination under the purchase method of accounting. The purchase resulted in the recognition of $592,621 of goodwill reflected on the Company’s balance sheet. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

March 11,
2020
Consideration:
Cash	$200,000
Fair value of 6,500,000 shares of common stock	373,750
Liabilities assumed	20,600
Total consideration	$594,350

Fair value of identifiable assets acquired assumed:
Cash	$143
Accounts receivable	1,585
Total fair value of assets assumed	1,729
Consideration paid in excess of fair value (Goodwill)(1)	$592,621

(1)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2020 and September 30, 2019, respectively:

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$89,971	$-	$-
Goodwill	-	-	592,621
Total assets	89,971	-	592,621
Liabilities
Short term advances	-	20,000	-
Lease liabilities	-	-	307,584
Note payable, equipment financing	-	279,202	-
Convertible notes payable, net of discounts of $24,874	-	-	1,225,126
Total liabilities	-	299,202	1,532,710
	$89,971	$(299,202)	$(1,532,710)

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$323,739	$-	$-
Total assets	323,739	-	-
Liabilities
Convertible notes payable, net of discounts of $41,426	-	-	658,574
Total liabilities	-	-	658,574
	$323,739	$-	$(658,574)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $1,250,000 of convertible debentures, net of discounts of $24,874 and $41,426 as of March 31, 2020 and September 30, 2019, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2020 or the year ended September 30, 2019.

Note 5 – Accounts Receivable

Accounts receivable was $275,591 and $179,256 at March 31, 2020 and September 30, 2019, respectively, net of allowance for uncollectible accounts of $214,311 and $50,540 at March 31, 2020 and September 30, 2019, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019
Software	$124,697	$123,492
Office equipment	70,181	55,061
Furniture and fixtures	29,115	29,115
Lab equipment	1,530,339	1,118,942
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	-
	2,347,642	1,820,727
Less: accumulated depreciation	(1,250,284)	(1,094,113)
Total	$1,097,358	$726,614

Depreciation and amortization expense totaled $156,171 and $128,771 for the six months ended March 31, 2020 and 2019, respectively.

Note 7 – Leases

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

The components of lease expense were as follows:

For the Six
Months Ended
March 31,
2020
Operating lease cost	$104,004
Finance lease cost:
Amortization of assets	9,919
Interest on lease liabilities	6,131
Sublease income	(42,000)
Total net lease cost	$78,054

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

March 31,
2020
Operating leases:
Operating lease assets	$241,820

Current portion of operating lease liabilities	$200,578
Noncurrent operating lease liabilities	43,200
Total operating lease liabilities	$243,778
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(9,920)
Equipment, net	$89,273

Current portion of finance lease liability	$27,611
Noncurrent finance lease liability	36,195
Total finance lease liability	$63,806

Weighted average remaining lease term:
Operating leases	1.25 years
Finance leases	2.05 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$42,000
Operating cash flows used for operating leases	$93,465
Financing cash flows used for finance leases	$35,387

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$99,193

Future minimum annual lease commitments under non-cancelable operating leases are as follows at March 31, 2020:

Fiscal Year Ending	Minimum Lease	Sublease	Net Lease
September 30,	Commitments	Income	Commitments
2020*	$104,009	$21,000	$83,009
2021	148,957	-	148,957
	$252,966	$21,000	$231,966

* Liability pertains to the remaining six month period from April 1, 2020 through September 30, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at March 31, 2020:

Finance
Leases

2020*	$18,552
2021	37,105
2022	21,644
Total minimum lease payments	77,301
Less interest	13,495
Present value of lease liabilities	63,806
Less current portion	27,611
Long-term lease liabilities	$36,195

* Liability pertains to the remaining six month period from April 1, 2020 through September 30, 2020.

Note 8 – Short Term Advances

On December 26, 2019, a total of $25,000 was received as a short-term loan from one of our convertible noteholders. The advance was subsequently repaid on February 6, 2020. No interest expense was recognized.

Note 9 –Note Payable, Equipment Financing

Note payable consists of the following at March 31, 2020 and September 30, 2019, respectively:

	March 31,	September 30,
	2020	2019

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	$279,202	$-
Less: current maturities	(52,781)	-
Note payable	$226,421	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the equipment loan in the amount of $7,955 during the six months ended March 31, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Convertible Notes Payable

Convertible notes payable consists of the following at March 31, 2020 and September 30, 2019, respectively:

	March 31,	September 30,
	2020	2019

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	$50,000	$-

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	150,000	-

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	350,000	-

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on September 23, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	200,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the six months ended June 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,250,000	700,000
Less: unamortized debt discounts	(24,874)	(41,426)
	1,225,126	658,574
Less: current maturities	(1,225,126)	(200,000)
Convertible notes payable	$-	$458,574

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the six months ended March 31, 2019. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $16,552 and $12,986 during the six months ended March 31, 2020 and 2019, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $34,796 and $15,770 for the six months ended March 31, 2020 and 2019, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company recognized interest expense for the six months ended March 31, 2020 and 2019, respectively, as follows:

	March 31,	March 31,
	2020	2019

Interest on capital leases	$6,131	$-
Interest on notes payable	7,955	-
Amortization of beneficial conversion features	16,552	12,986
Interest on convertible notes	34,796	15,770
Total interest expense	$65,434	$28,756

Note 11 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2020, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at March 31, 2020 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 57,237,672 shares were issued and outstanding as of May 11, 2020.

Common Stock Sales

On February 10, 2020, the Company sold 81,250 shares of its common stock in exchange for proceeds of $6,500.

On January 16, 2020, the Company sold a total of 625,000 shares of its common stock in exchange for proceeds of $50,000.

Common Stock Issued to Affiliate for Acquisition

On March 11, 2020, the Company acquired all of VSSL’s outstanding shares of capital stock from the VSSL’s stockholders for consideration consisting of 6,500,000 shares of the Company’s common stock and a cash payment of $200,000. The aggregate fair value of the Company’s common stock was $373,750 based on the closing price of the Company’s common stock on the closing date.

Common Stock Issued for Services

On March 25, 2020, the Company issued 248,756 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2020, the Company issued 750,000 shares of common stock to a consultant for investor relations services to be performed from March 25, 2020 through August 25, 2020. The fair value of the common stock was $45,300 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period.

On January 27, 2020, the Company issued 500,000 shares of common stock to a consultant for investor relations services to be performed from February 1, 2020 through July 31, 2020. The fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant, and is being expensed over the requisite service period. The shares were subsequently issued on April 6, 2020.

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

Amortization of Stock-Based Compensation

A total of $1,776 of stock-based compensation expense was recognized during the six months ended March 31, 2020 as a result of the issuance of 750,000 shares of common stock to a consultant on March 25, 2020, as amortized over the requisite service period. A total of $43,524 of unamortized expenses are to be expensed during the remaining requisite service period.

A total of $13,187 of stock-based compensation expense was recognized during the six months ended March 31, 2020 as a result of the issuance of 500,000 shares of common stock to a consultant on January 27, 2020, as amortized over the requisite service period. A total of $24,313 of unamortized expenses are to be expensed during the remaining requisite service period.

A total of $9,750 of stock-based compensation expense was recognized during the six months ended March 31, 2020 as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period. No further unamortized expenses are to be expensed during the remaining requisite service period.

A total of $108,300 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the six months ended March 31, 2020.

Note 12 – Common Stock Options

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

Common Stock Option Issuances

On March 25, 2020, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Financial Officer. The options vested immediately as to 166,667 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0468, was $23,425. The options are being expensed over the vesting period, resulting in $193 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $23,232 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our Chief Executive Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $1,128 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $36,292 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our Chief Operating Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $1,128 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $36,292 of unamortized expenses are expected to be expensed over the vesting period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 9, 2020, we granted options to purchase 1,000,000 shares of common stock as compensation for services to our Chairman of the Board of Directors. The options vested immediately as to 333,333 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $49,894. The options are being expensed over the vesting period, resulting in $1,504 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $48,390 of unamortized expenses are expected to be expensed over the vesting period.

On February 18, 2020, we granted options to purchase 100,000 shares of common stock as compensation for services to a consultant. The options vested immediately, and are exercisable for a five-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $0.0403, was $4,031.

On February 18, 2020, we granted options to purchase 100,000 shares of common stock as compensation for services to another consultant. The options vested immediately, and are exercisable for a five-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 108% and a call option value of $0.0403, was $4,031.

On January 31, 2020, we granted options to purchase 250,000 shares of common stock as compensation for Director services to Dennis Hartmann. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $935 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $16,143 of unamortized expenses are expected to be expensed over the vesting period.

On January 29, 2020, Edmond A. DeFrank was appointed to the Company’s Board of Directors, filling the vacancy resulting from the resignation of Dr. Cindy Orser on January 20, 2020. On January 31, 2020, we granted Mr. DeFrank options to purchase 250,000 shares of common stock as compensation for Director services. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $935 of stock-based compensation expense during the six months ended March 31, 2020. As of March 31, 2020, a total of $16,143 of unamortized expenses are expected to be expensed over the vesting period.

A total of 2,541,644 options were outstanding as of March 31, 2020. During the six months ended March 31, 2020, options to purchase an aggregate total of 3,075,000 shares of common stock at a weighted average exercise price of $0.13 per share expired.

Note 13 – Common Stock Warrants

Warrants to purchase a total of 4,274,269 shares of common stock were outstanding as of March 31, 2020.

On March 9, 2020, we granted a ten-year warrant to purchase 1,500,000 shares of common stock at a price of $0.10 per share to a consultant as compensation for services. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0467, was $70,012.

On February 21, 2020, warrants to purchase 642,857 shares of common stock at $0.26 per share expired.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Other Income (Expense)

Other income (expense) for the six months ended March 31, 2020 and 2019 consisted of the following:

	March 31,
	2020	2019
Interest income	$-	$1,250
Settlement income on note receivable	-	30,000
Rental income on subleases	42,000	41,400
Interest expense	(65,434)	(28,756)
	$(23,434)	$43,894

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

For the six months ended March 31, 2020 and the year ended September 30, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2020, the Company had approximately $13,400,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2020 and September 30, 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued.

PPP Loan

On May 13, 2020, the Company, through its wholly-owned subsidiary Digipath Labs, Inc., borrowed $179,920 from WebBank Corp (“Lender”), pursuant to a Promissory Note issued by Digipath Labs to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 13, 2020, and is due on May 13, 2022. The PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

Subscriptions Payable

On April 6, 2020 we issued 500,000 shares on subscriptions payable pursuant to an award dated, January 27, 2020, whereby the Company awarded 500,000 shares of common stock to a consultant for investor relations services to be performed from February 1, 2020 through July 31, 2020.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of March 31, 2020 are described below.

➢	Digipath Labs, Inc. Digipath Labs’ mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

➢	GroSciences, Inc. Launched during the first fiscal quarter of 2019 to capitalize on the extensive data we have collected from cannabis through the testing process. GroSciences plans to develop and license specific formulations to other producers and product makers in the industry, and to market and sell its “Tru-Hemp ID” Kit which distinguishes industrial hemp from drug-type cannabis.

➢	VSSL Enterprises, Ltd. Acquired in March 2020, and based in British Colombia, Canada, VSSL is a cannabis genomics, plant sciences and consulting firm that builds predictive tools for the cannabis industry, and uses molecular and bioinformatics tools to deliver unique solutions suited to its customers’ business models. The acquisition resulted in $592,621 of goodwill, which will be evaluated for impairment at year-end. The operations did not have significant impact on the results of operations for Digipath, Inc. for the periods presented.

While the Company’s financial performance was not negatively impacted by the COVID-19 coronavirus pandemic during the three and six month periods ended March 31, 2020, the Company’s cannabis testing operations have significantly declined following the end of the most recent quarter. This is due to the decline in the Nevada cannabis markets resulting in turn from the substantial decline in Nevada tourism resulting from COVID-19. Management is unable to predict when testing operations will revert to historical levels.

Results of Operations for the Three Months Ended March 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Increase /
	2020	2019	(Decrease)
Revenues	$754,982	$651,555	$103,427
Cost of sales	497,029	427,830	69,199
Gross profit (loss)	257,953	223,725	34,228

Operating expenses:
General and administrative	406,919	418,505	(11,586)
Professional fees	327,434	235,667	91,767
Bad debts expense	117,870	25,265	92,605
Total operating expenses:	852,223	679,437	172,786

Operating loss	(594,270)	(455,712)	138,558

Total other income (expense)	(14,873)	4,247	(19,120)

Net loss	$(609,143)	$(451,465)	$(157,678)

Revenues

Aggregate revenues for the three months ended March 31, 2020 were $754,982, compared to revenues of $651,555 during the three months ended March 31, 2019, an increase of $103,427, or 16%. The increase in revenue was due to industry growth and increased market share attained during the current period.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 were $497,029, compared to $427,830 during the three months ended March 31, 2019, an increase of $69,199, or 16%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to increased labor related to turnover and competition for employees within the industry. Our gross margins of approximately 34% during the three months ended both March 31, 2020 and 2019, translated to $34,228 of increased gross profit in the current period. We intend to continue to automate processes through equipment enhancements to improve our margins, and implemented a new lab management system, and purchased a new triple quad machine on December 26, 2019 that we expect will help increase our testing capacity and decrease our variable costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $406,919, compared to $418,505 during the three months ended March 31, 2019, a decrease of $11,586, or 3%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $19,684 and $21,000 during the three months ended March 31, 2020 and 2019, respectively.

Professional Fees

Professional fees for the three months ended March 31, 2020 were $327,434, compared to $235,667 during the three months ended March 31, 2019, an increase of $91,767, or 39%. Professional fees included non-cash, stock-based compensation of $100,902 and $122,574 during the three months ended March 31, 2020 and March 31, 2019, respectively. Professional fees increased primarily due to increased legal fees associated with our acquisition of VSSL during the current period.

Bad Debts Expense

Bad debts expense for the three months ended March 31, 2020 was $117,870, compared to $25,265 during the three months ended March 31, 2019, an increase of $92,605, or 367%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased to $214,311 during the quarter due to the effects of COVID-19.

Operating Loss

Our operating loss for the three months ended March 31, 2020 was $594,270, compared to $455,712 during the three months ended March 31, 2019, an increase of $138,558, or 30%. Our operating loss increased primarily due to increased legal fees and bad debts expense during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Other Income (Expense)

Other expense, on a net basis, for the three months ended March 31, 2020 was $14,873, compared to other income, on a net basis, of $4,247 during the three months ended March 31, 2019, a net decrease of $19,120. Other expense consisted of $35,873 of interest expense, as partially offset by other income, consisting of $21,000 of subleased rental income for the three months ended March 31, 2020. Other income during the three months ended March 31, 2019 consisted of $21,000 of subleased rents and interest income of $1,250, as offset by $18,003 of interest expense.

Net Loss

Net loss for the three months ended March 31, 2020 was $609,143, compared to $451,465 during the three months ended March 31, 2019, an increase of $157,678, or 35%. The increased net loss was due primarily to increased legal fees and bad debts expense as described above, in addition to increased interest on debt financing.

Results of Operations for the Six Months Ended March 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2020 and 2019.

	Six Months Ended March 31,		Increase /
	2020	2019	(Decrease)
Revenues	$1,563,912	$1,293,670	$270,242
Cost of sales	902,510	910,150	(7,640)
Gross profit (loss)	661,402	383,520	277,882

Operating expenses:
General and administrative	795,351	808,976	(13,625)
Professional fees	511,067	482,247	28,820
Bad debts expense	161,120	49,830	111,290
Total operating expenses:	1,467,538	1,341,053	126,485

Operating loss	(806,136)	(957,533)	(151,397)

Total other income (expense)	(23,434)	43,894	(67,328)

Net loss	$(829,570)	$(913,639)	$(84,069)

Revenues

Aggregate revenues for the six months ended March 31, 2020 were $1,563,912, compared to revenues of $1,293,670 during the six months ended March 31, 2019, an increase of $270,242, or 21%. The increase in revenue was due to industry growth and increased market share attained during the current period.

Cost of Sales

Cost of sales for the six months ended March 31, 2020 were $902,510, compared to $910,150 during the six months ended March 31, 2019, a decrease of $7,640, or 1%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. Our gross margins of approximately 42%, increased during the six months ended March 31, 2020, compared to gross margins of approximately 30% during the six months ended March 31, 2019, due primarily to increased revenues of $270,242 and $76,40 of decreased cost of sales in the current period. We intend to continue to automate processes through equipment enhancements to improve our margins, and implemented a new lab management system, and purchased a new triple quad machine on December 26, 2019 that we expect will help increase our testing capacity and decrease our variable costs.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2020 were $795,351, compared to $808,976 during the six months ended March 31, 2019, a decrease of $13,625, or 2%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $38,084 and $42,000 during the six months ended March 31, 2020 and 2019, respectively.

Professional Fees

Professional fees for the six months ended March 31, 2020 were $511,067, compared to $482,247 during the six months ended March 31, 2019, an increase of $28,820, or 6%. Professional fees included non-cash, stock-based compensation of $124,929 and $257,409 during the six months ended March 31, 2020 and March 31, 2019, respectively. Professional fees increased primarily due to increased legal fees associated with our acquisition of VSSL during the current period.

Bad Debts Expense

Bad debts expense for the six months ended March 31, 2020 was $161,120, compared to $49,830 during the six months ended March 31, 2019, an increase of $111,290, or 223%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased to $214,311 during the period due to the effects of COVID-19.

Operating Loss

Our operating loss for the six months ended March 31, 2020 was $806,136, compared to $957,533 during the six months ended March 31, 2019, a decrease of $151,397, or 16%. Our operating loss decreased primarily due to increased sales, as partially offset by increased bad debts expense during the six months ended March 31, 2020, compared to the six months ended March 31, 2019.

Other Income (Expense)

Other expense, on a net basis, for the six months ended March 31, 2020 was $23,434, compared to other income, on a net basis, of $43,894 during the six months ended March 31, 2019, a net decrease of $67,328. Other expense consisted of $65,434 of interest expense, as partially offset by other income, consisting of $42,000 of subleased rental income for the six months ended March 31, 2020. Other income during the six months ended March 31, 2019 consisted of $41,400 of subleased rents, interest income of $1,250, and a $30,000 gain on settlement of a previously written off note receivable, as offset by $28,756 of interest expense.

Net Loss

Net loss for the six months ended March 31, 2020 was $829,570, compared to $913,639 during the six months ended March 31, 2019, a decrease of $84,069, or 9%. The decreased net loss was due primarily to increased sales, as partially offset by increased legal fees and bad debts expense as described above, in addition to increased interest on debt financing.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended March 31, 2020 and 2019:

	2020	2019
Operating Activities	$(456,504)	$(690,634)
Investing Activities	(335,648)	(96,375)
Financing Activities	558,384	1,125,000
Net Increase (Decrease) in Cash	$(233,768)	$337,991

Net Cash Used in Operating Activities

During the six months ended March 31, 2020, net cash used in operating activities was $456,504, compared to net cash used in operating activities of $690,634 for the same period ended March 31, 2019. The decrease in cash used in operating activities was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the six months ended March 31, 2020, net cash used in investing activities was $335,648, compared to $96,375 for the same period ended March 31, 2019. The increase is attributable to investments made for cannabis testing equipment and the purchase of VSSL Enterprises, Ltd. in the current period.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2020, net cash provided by financing activities was $558,384, compared to net cash provided by financing activities of $1,125,000 for the same period ended March 31, 2019. The current period consisted primarily of $550,000 of proceeds received on convertible note financing and proceeds of $56,500 from the sale of stock, as offset by $35,387 of principal payments on an equipment lease and $12,729 of principal payments on an equipment loan, compared to $500,000 of proceeds received on convertible debt financing and $625,000 received from the sale of stock in the comparative period.

Ability to Continue as a Going Concern

As of March 31, 2020, our balance of cash on hand was $89,971. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have identified the following risk factor in addition to those included in Part I, Item 1A of our Form 10-K for the fiscal year ended September 30, 2019. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business, financial condition and results of operations.

The outbreak of the COVID-19 coronavirus has negatively impacted and could continue to negatively impact our business and the global economy. In addition, the COVID-19 pandemic could negatively impact our ability to obtain financing when required.

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, following the end of our most recent quarter ended March 31, 2020, the Company’s cannabis testing operations significantly declined due to the decline in the Nevada cannabis markets resulting in turn from the substantial decline in Nevada tourism resulting from COVID-19. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended March 31, 2020:

Common Stock Sales

On February 10, 2020, we sold 81,250 shares of common stock, restricted in accordance with Rule 144, in exchange for proceeds of $6,500.

On January 16, 2020, we sold a total of 625,000 shares of common stock, restricted in accordance with Rule 144, to two investors, in exchange for proceeds of $50,000.

Common Stock Issued for Services

On March 25, 2020, we issued 248,756 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On March 25, 2020, we issued 750,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for investor relations services to be performed from March 25, 2020 through August 25, 2020.

Common Stock Issued for Acquisition

On March 11, 2020, we issued an aggregate of 6,500,000 shares of common stock, restricted in accordance with Rule 144, to VSSL’s shareholders in partial consideration for the acquisition of VSSL.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

On May 13, 2020, the Company, through its wholly-owned subsidiary Digipath Labs, Inc., borrowed $179,920 from WebBank Corp (“Lender”), pursuant to a Promissory Note issued by Digipath Labs to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Note bears interest at 1.00% per annum, payable monthly beginning December 13, 2020, and is due on May 13, 2022. The PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the PPP Note. No assurance is provided that the Company will obtain forgiveness under the PPP Note in whole or in part.

The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note.

ITEM 6.	EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises, Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd., and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5*	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022
10.1	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.2	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.3*	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2020

DIGIPATH, INC.

By:	/s/ Kyle Remenda
Name:	Kyle Remenda
Title:	Chief Executive Officer and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

