Form 10-Q
period 2020-06-30
Digipath, Inc.
filed 2020-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 11, 2020 was 57,612,672.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$126,862	$323,739
Accounts receivable, net	171,126	179,256
Other current assets	122,694	74,620
Inventory	37,900	-
Deposits	25,647	51,704
Total current assets	484,229	629,319

Goodwill from affiliate	592,621	-
Right-of-use asset	193,094	-
Fixed assets, net	988,444	726,614

Total Assets	$2,258,388	$1,355,933

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$369,675	$136,612
Accrued expenses	138,328	134,881
Short term advances	20,000	-
Current portion of operating lease liabilities	195,739	-
Current portion of finance lease liabilities	28,901	-
Current maturities of notes payable	53,544	-
Convertible notes payable, net of discounts of $16,643 and $-0- at June 30, 2020 and September 30, 2019, respectively	683,357	200,000
Total current liabilities	1,489,544	471,493

Finance lease liabilities	28,468	-
Notes payable	432,779	-
Convertible notes payable, net of discounts of $-0- and $41,426 at June 30, 2020 and September 30, 2019, respectively	550,000	458,574

Total Liabilities	2,500,791	930,067

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 57,612,672 and 48,361,433 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	57,613	48,361
Additional paid-in capital	16,004,575	15,331,839
Accumulated (deficit)	(16,305,917)	(14,955,660)

Total Stockholders’ Equity	(242,403)	425,866

Total Liabilities and Stockholders’ Equity	$2,258,388	$1,355,933

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues	$407,229	$652,920	$1,971,141	$1,946,590
Cost of sales	347,724	424,067	1,250,234	1,334,217
Gross profit	59,505	228,853	720,907	612,373

Operating expenses:
General and administrative	328,128	431,636	1,123,479	1,240,612
Professional fees	177,835	195,052	688,902	677,299
Bad debts expense	25,420	93,340	186,540	143,170
Total operating expenses	531,383	720,028	1,998,921	2,061,081

Operating loss	(471,878)	(491,175)	(1,278,014)	(1,448,708)

Other income (expense):
Other income	21,000	19,750	63,000	92,400
Loss on disposal of fixed assets	(28,238)	-	(28,238)	-
Interest expense	(41,571)	(18,203)	(107,005)	(46,959)
Total other income (expense)	(48,809)	1,547	(72,243)	45,441

Net loss	$(520,687)	$(489,628)	$(1,350,257)	$(1,403,267)

Weighted average number of common shares outstanding - basic and fully diluted	57,225,309	47,934,212	52,048,121	45,509,076

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2019
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, March 31, 2019	1,325,942	$1,326	47,609,716	$47,610	$15,111,344	$-	$(14,063,967)	$1,096,313

Common stock issued for services	-	-	545,834	546	64,854	-	-	65,400

Common stock options issued for services	-	-	-	-	48,618	-	-	48,618

Net loss for the three months ended June 30, 2019	-	-	-	-	-	-	(489,628)	(489,628)

Balance, June 30, 2019	1,325,942	$1,326	48,155,550	$48,156	$15,224,816	$-	$(14,553,595)	$720,703

	For the Three Months Ended June 30, 2020
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

Common stock issued for services	-	-	875,000	875	97,318	(37,500)	-	60,693

Common stock options issued for services	-	-	-	-	28,032	-	-	28,032

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(520,687)	(520,687)

Balance, June 30, 2020	1,325,942	$1,326	57,612,672	$57,613	$16,004,575	$-	$(16,305,917)	$(242,403)

	For the Nine Months Ended June 30, 2019
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$-	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	-	625,000

Common stock issued for services	-	-	1,810,186	1,811	274,204	-	-	276,015

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-	-

Common stock options issued for services	-	-	-	-	137,412	-	-	137,412

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	-	70,964

Net loss for the nine months ended June 30, 2019	-	-	-	-	-	-	(1,403,267)	(1,403,267)

Balance, June 30, 2019	1,325,942	$1,326	48,155,550	$48,156	$15,224,816	$-	$(14,553,595)	$720,703

	For the Nine Months Ended June 30, 2020
	Series A Convertible				Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$-	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	2,044,989	2,046	113,360	-	-	115,406

Common stock options issued for services	-	-	-	-	66,320	-	-	66,320

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the nine months ended June 30, 2020	-	-	-	-	-	-	(1,350,257)	(1,350,257)

Balance, June 30, 2020	1,325,942	$1,326	57,612,672	$57,613	$16,004,575	$-	$(16,305,917)	$(242,403)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,350,257)	$(1,403,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	186,540	143,170
Depreciation and amortization expense	242,207	194,588
Loss on disposal of fixed assets	28,238	-
Stock issued for services	115,406	276,015
Options and warrants granted for services	136,332	137,412
Amortization of debt discounts	24,783	21,217
Decrease (increase) in assets:
Accounts receivable	(176,825)	(66,265)
Other current assets	(42,815)	(25,648)
Inventory	(37,900)	-
Deposits	26,057	-
Right-of-use assets	144,149	-
Increase (decrease) in liabilities:
Accounts payable	230,483	(163,947)
Accrued expenses	169	(2,151)
Lease liabilities	(141,504)	-
Deferred revenues	-	(525)
Net cash used in operating activities	(614,937)	(889,401)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	143	-
Cash paid for purchase of VSSL Enterprises, Ltd.	(200,000)	-
Purchase of fixed assets	(141,151)	(30,261)
Advance of note receivable	-	(95,000)
Net cash used in investing activities	(341,008)	(125,261)

Cash flows from financing activities
Proceeds from short term advances	25,000	-
Repayments of short term advances	(25,000)	-
Principal payments on finance lease	(41,824)	-
Principal payments on note payable, equipment financing	(25,642)	-
Proceeds from notes payable	220,034	-
Proceeds from convertible notes	550,000	500,000
Proceeds from sale of common stock	56,500	625,000
Net cash provided by financing activities	759,068	1,125,000

Net increase (decrease) in cash	(196,877)	110,338
Cash - beginning	323,739	176,027
Cash - ending	$126,862	$286,365

Supplemental disclosures:
Interest paid	$35,869	$4,066
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of net assets acquired in business combination from affiliate	$18,871	$-
Fair value of common stock paid in business combination from affiliate	$373,750	$-
Fixed assets acquired with capitalized finance lease	$99,193	$-
Fixed assets acquired with note payable, equipment financing	$291,931	$-
Value of preferred stock converted to common stock	$-	$100,000
Beneficial conversion feature of convertible notes payable	$-	$70,964

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2020:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary
Digipath Labs S.A.S.(4)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(5)	Canada	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Commenced operations during the first fiscal quarter of 2019, but has not incurred income to date.
(4)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(5)	Acquired on March 11, 2020.

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. There was no impact on the Company’s financial statements as a result of adopting this ASU for the nine-month period ending June 30, 2020 or the year ended September 30, 2019.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $16,305,917, negative working capital of $1,005,315, and as of June 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of the VSSL was effective on the first day of each of the three and nine month periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$407,229	$666,699
Net loss	$(520,687)	$(488,772)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and fully diluted	57,225,309	54,434,212

	Nine Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$1,979,633	$2,000,085
Net loss	$(1,367,478)	$(1,393,789)
Basic and diluted net loss per share	$(0.02)	$(0.03)
Weighted average number of common shares outstanding - basic and fully diluted	55,914,909	52,009,076

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2020 and September 30, 2019, respectively:

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$126,862	$-	$-
Goodwill	-	-	592,621
Total assets	126,862	-	592,621
Liabilities
Short term advances	-	20,000	-
Lease liabilities	-	-	253,108
Notes payable	-	486,323	-
Convertible notes payable, net of discounts of $16,643	-	-	1,233,357
Total liabilities	-	506,323	1,486,465
	$126,862	$(506,323)	$(893,844)

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$323,739	$-	$-
Total assets	323,739	-	-
Liabilities
Convertible notes payable, net of discounts of $41,426	-	-	658,574
Total liabilities	-	-	658,574
	$323,739	$-	$(658,574)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $1,250,000 of convertible debentures, net of discounts of $16,643 and $41,426 as of June 30, 2020 and September 30, 2019, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2020 or the year ended September 30, 2019.

Note 5 – Accounts Receivable

Accounts receivable was $171,126 and $179,256 at June 30, 2020 and September 30, 2019, respectively, net of allowance for uncollectible accounts of $239,731 and $50,540 at June 30, 2020 and September 30, 2019, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
Software	$124,697	$123,492
Office equipment	74,777	55,061
Furniture and fixtures	29,879	29,115
Lab equipment	1,428,667	1,118,942
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	-
	2,251,331	1,820,727
Less: accumulated depreciation	(1,262,887)	(1,094,113)
Total	$988,444	$726,614

During the three-months ended June 30, 2020, the Company disposed of lab equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $28,238, which represented the net book value at the time of disposal.

Depreciation and amortization expense totaled $242,207 and $194,588 for the nine months ended June 30, 2020 and 2019, respectively.

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

The components of lease expense were as follows:

For the Nine
Months Ended
June 30,
2020
Operating lease cost	$156,008
Finance lease cost:
Amortization of assets	15,767
Interest on lease liabilities	8,970
Sublease income	(63,000)
Total net lease cost	$117,745

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30,
2020
Operating leases:
Operating lease assets	$193,094

Current portion of operating lease liabilities	$195,739
Noncurrent operating lease liabilities	-
Total operating lease liabilities	$195,739
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(14,879)
Equipment, net	$84,314

Current portion of finance lease liability	$28,901
Noncurrent finance lease liability	28,468
Total finance lease liability	$57,369

Weighted average remaining lease term:
Operating leases	1.00 year
Finance leases	1.80 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
June 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$63,000
Operating cash flows used for operating leases	$141,504
Financing cash flows used for finance leases	$41,824

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-
Total finance lease liabilities	$99,193

Future minimum annual lease commitments under non-cancelable operating leases are as follows at June 30, 2020:

Fiscal Year Ending	Minimum Lease	Sublease	Net Lease
September 30,	Commitments	Income	Commitments
2020*	$52,693	$-	$52,693
2021	148,957	-	148,957
	$201,650	$-	$201,650

* Liability pertains to the remaining three month period from July 1, 2020 through September 30, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at June 30, 2020:

Finance
Leases

2020*	$9,276
2021	37,105
2022	21,644
Total minimum lease payments	68,025
Less interest	10,656
Present value of lease liabilities	57,369
Less current portion	28,901
Long-term lease liabilities	$28,468

* Liability pertains to the remaining three month period from July 1, 2020 through September 30, 2020.

Note 8 – Short Term Advances

Short term advances consist of the following at June 30, 2020 and September 30, 2019, respectively:

	June 30,	September 30,
	2020	2019

On December 26, 2019, a total of $25,000 was received as a short-term loan from one of our convertible noteholders. The advance was subsequently repaid on February 6, 2020. No interest expense was recognized.	$-	$-

On January 21, 2020, a total of $20,000 was received as a short-term loan from one of our convertible noteholders. No interest expense was recognized.	20,000	-
Less: current maturities	(20,000)	-
Note payable	$-	$-

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 –Notes Payable

Notes payable consists of the following at June 30, 2020 and September 30, 2019, respectively:

	June 30,	September 30,
	2020	2019

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note bears interest at 1.00% per annum, payable monthly beginning December 22, 2020, and is due on June 22, 2025. The Company PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the Company PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning June 22, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the Company PPP Note. No assurance is provided that the Company will obtain forgiveness under the Company PPP Note in whole or in part.	$40,114	$-

On May 13, 2020, the Company, through its wholly-owned subsidiary Digipath Labs, Inc. (“Labs”), borrowed $179,920 from WebBank Corp, pursuant to a Promissory Note issued by Labs to WebBank Corp (the “Labs PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the CRES Act. The Labs PPP Note bears interest at 1.00% per annum, payable monthly beginning December 13, 2020, and is due on May 13, 2022. The Labs PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, Labs will be eligible for loan forgiveness up to the full amount of the Labs PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that Labs spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the PPP Note. No assurance is provided that Labs will obtain forgiveness under the Labs PPP Note in whole or in part.	179,920	-

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	266,289	-

Total notes payable	486,323	-
Less: current maturities	(53,544)	-
Notes payable	$432,779	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $12,153 during the nine months ended June 30, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Convertible Notes Payable

Convertible notes payable consists of the following at June 30, 2020 and September 30, 2019, respectively:

	June 30,	September 30,
	2020	2019

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	$50,000	$-

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	150,000	-

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	350,000	-

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on September 23, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	200,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the nine months ended June 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on December 31, 2020. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,250,000	700,000
Less: unamortized debt discounts	(16,643)	(41,426)
	1,233,357	658,574
Less: current maturities	(683,357)	(200,000)
Convertible notes payable	$550,000	$458,574

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $24,783 and $21,217 during the nine months ended June 30, 2020 and 2019, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $61,099 and $25,742 for the nine months ended June 30, 2020 and 2019, respectively.

The Company recognized interest expense for the nine months ended June 30, 2020 and 2019, respectively, as follows:

	June 30,	June 30,
	2020	2019

Interest on capital leases	$8,970	$-
Interest on notes payable	12,153	-
Amortization of beneficial conversion features	24,783	21,217
Interest on convertible notes	61,099	25,742
Total interest expense	$107,005	$46,959

Note 11 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2020, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at June 30, 2020 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 57,612,672 shares were issued and outstanding as of August 14, 2020.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Issued for Services

On June 25, 2020, the Company issued 375,000 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $28,719 of stock-based compensation expense was recognized during the nine months ended June 30, 2020 as a result of the issuance of 750,000 shares of common stock to a consultant on March 25, 2020, as amortized over the requisite service period. A total of $16,581 of unamortized expenses are to be expensed during the remaining requisite service period.

A total of $31,937 of stock-based compensation expense was recognized during the nine months ended June 30, 2020 as a result of the issuance of 500,000 shares of common stock to a consultant on January 27, 2020, as amortized over the requisite service period. A total of $5,563 of unamortized expenses are to be expensed during the remaining requisite service period.

A total of $9,750 of stock-based compensation expense was recognized during the nine months ended June 30, 2020 as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period. No further unamortized expenses are to be expensed during the remaining requisite service period.

A total of $128,304 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the nine months ended June 30, 2020.

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

Common Stock Option Issuances

On March 25, 2020, we granted options to purchase 500,000 shares of common stock as compensation for services to our former Chief Financial Officer. The options vested immediately as to 166,667 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0468, was $23,425. The options are being expensed over the vesting period, resulting in $3,113 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $20,312 of unamortized expenses are expected to be expensed over the vesting period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our Chief Executive Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $5,793 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $31,627 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our Chief Operating Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $5,793 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $31,627 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 1,000,000 shares of common stock as compensation for services to our Chairman of the Board of Directors. The options vested immediately as to 333,333 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $49,894. The options are being expensed over the vesting period, resulting in $7,724 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $42,170 of unamortized expenses are expected to be expensed over the vesting period.

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

On January 31, 2020, we granted options to purchase 250,000 shares of common stock as compensation for Director services to Dennis Hartmann. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $2,353 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $14,725 of unamortized expenses are expected to be expensed over the vesting period.

On January 29, 2020, Edmond A. DeFrank was appointed to the Company’s Board of Directors, filling the vacancy resulting from the resignation of Dr. Cindy Orser on January 20, 2020. On January 31, 2020, we granted Mr. DeFrank options to purchase 250,000 shares of common stock as compensation for Director services. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $2,353 of stock-based compensation expense during the nine months ended June 30, 2020. As of June 30, 2020, a total of $14,725 of unamortized expenses are expected to be expensed over the vesting period.

A total of 5,625,000 options were outstanding as of June 30, 2020. During the nine months ended June 30, 2020, options to purchase an aggregate total of 4,160,000 shares of common stock at a weighted average exercise price of $0.14 per share expired.

Note 13 – Common Stock Warrants

Warrants to purchase a total of 4,274,269 shares of common stock were outstanding as of June 30, 2020.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Other Income (Expense)

Other income (expense) for the nine months ended June 30, 2020 and 2019 consisted of the following:

	June 30,
	2020	2019
Settlement income on note receivable	$-	$30,000
Rental income on subleases	63,000	62,400
Loss on disposal of fixed assets	(28,238)	-
Interest expense	(107,005)	(46,959)
	$(72,243)	$45,441

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

For the nine months ended June 30, 2020 and the year ended September 30, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2020, the Company had approximately $13,800,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2020 and September 30, 2019, respectively.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our business units as of June 30, 2020 are described below.

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

The Company’s financial performance was negatively impacted by the COVID-19 coronavirus pandemic during the three and nine month periods ended June 30, 2020. This is due to the decline in the Nevada cannabis markets resulting in turn from the substantial decline in Nevada tourism resulting from COVID-19. While the Company’s testing operations have recently begun to increase, management is unable to predict when testing operations will revert to historical levels.

Results of Operations for the Three Months Ended June 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$407,229	$652,920	$(245,691)
Cost of sales	347,724	424,067	(76,343)
Gross profit (loss)	59,505	228,853	(169,348)

Operating expenses:
General and administrative	328,128	431,636	(103,508)
Professional fees	177,835	195,052	(17,217)
Bad debts expense	25,420	93,340	(67,920)
Total operating expenses:	531,383	720,028	(188,645)

Operating loss	(471,878)	(491,175)	(19,297)

Total other income (expense)	(48,809)	1,547	(50,356)

Net loss	$(520,687)	$(489,628)	$31,059

Revenues

Aggregate revenues for the three months ended June 30, 2020 were $407,229, compared to revenues of $652,920 during the three months ended June 30, 2019, a decrease of $245,691, or 38%. The decrease in revenue was due to the effects the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the three months ended June 30, 2020 were $347,724, compared to $424,067 during the three months ended June 30, 2019, a decrease of $76,343, or 18%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period were primarily due to decreased labor and reduced consumption of lab supplies related to the effects of the COVID-19 pandemic. Our gross margins of approximately 15% and 35% during the three months ended both June 30, 2020 and 2019, respectively, translated to $169,348 of decreased gross profit in the current period. Our margins were significantly affected by the decline in revenues, given our inability to cut fixed costs, including rent, depreciation and maintenance contracts on our lab equipment.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $328,128, compared to $431,636 during the three months ended June 30, 2019, a decrease of $103,508, or 24%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $33,976 and $28,370 during the three months ended June 30, 2020 and 2019, respectively.

Professional Fees

Professional fees for the three months ended June 30, 2020 were $177,835, compared to $195,052 during the three months ended June 30, 2019, a decrease of $17,217, or 9%. Professional fees included non-cash, stock-based compensation of $54,749 and $85,648 during the three months ended June 30, 2020 and June 30, 2019, respectively. Professional fees decreased primarily due to decreased stock-based compensation during the current period.

Bad Debts Expense

Bad debts expense for the three months ended June 30, 2020 was $25,420, compared to $93,340 during the three months ended June 30, 2019, a decrease of $67,920, or 73%. Bad debts expense decreased during the current period as our allowance for doubtful accounts increased slightly, from $214,311 to $239,731 during the quarter.

Operating Loss

Our operating loss for the three months ended June 30, 2020 was $471,878, compared to $491,175 during the three months ended June 30, 2019, a decrease of $19,297, or 4%. Our operating loss decreased primarily due to improvements in collection efforts and reductions in corporate overhead and professional fees that offset our decreased gross profits due to the effects of Covid-19 during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Other Income (Expense)

Other expense, on a net basis, for the three months ended June 30, 2020 was $48,809, compared to other income, on a net basis, of $1,547 during the three months ended June 30, 2019, a net decrease of $50,356. Other expense consisted of $41,571 of interest expense and a loss on disposal of fixed assets of $28,238, as partially offset by other income, consisting of $21,000 of subleased rental income for the three months ended June 30, 2020. Other income during the three months ended June 30, 2019 consisted of $19,750 of subleased rents, as offset by $18,203 of interest expense.

Net Loss

Net loss for the three months ended June 30, 2020 was $520,687, compared to $489,628 during the three months ended June 30, 2019, an increase of $31,059, or 6%. The increased net loss was due primarily to reductions in gross profits due to Covid-19, as offset by improved collection efforts that reduced bad debts expense and reductions in corporate expenses as described above, in addition to increased interest on debt financing.

Results of Operations for the Nine Months Ended June 30, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2020 and 2019.

	Nine Months Ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues	$1,971,141	$1,946,590	$24,551
Cost of sales	1,250,234	1,334,217	(83,983)
Gross profit (loss)	720,907	612,373	108,534

Operating expenses:
General and administrative	1,123,479	1,240,612	(117,133)
Professional fees	688,902	677,299	11,603
Bad debts expense	186,540	143,170	43,370
Total operating expenses:	1,998,921	2,061,081	(62,160)

Operating loss	(1,278,014)	(1,448,708)	(170,694)

Total other income (expense)	(72,243)	45,441	(117,684)

Net loss	$(1,350,257)	$(1,403,267)	$(53,010)

Revenues

Aggregate revenues for the nine months ended June 30, 2020 were $1,971,141, compared to revenues of $1,946,590 during the nine months ended June 30, 2019, an increase of $24,551, or 1%. The increase in revenue was due to a strong first fiscal quarter, as offset by the negative effects the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the nine months ended June 30, 2020 were $1,250,234, compared to $1,334,217 during the nine months ended June 30, 2019, a decrease of $83,983, or 6%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. Our gross margins of approximately 37%, increased during the nine months ended June 30, 2020, compared to gross margins of approximately 31% during the nine months ended June 30, 2019, due primarily to increased revenues of $24,551 and $83,983 of decreased cost of sales in the current period. We intend to continue to automate processes through equipment enhancements to improve our margins, and implemented a new lab management system, purchased a new triple quad machine and are experimenting with a new microbiology testing system that we expect will help increase our testing capacity and decrease our variable costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2020 were $1,123,479, compared to $1,240,612 during the nine months ended June 30, 2019, a decrease of $117,133, or 9%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $72,060 and $85,110 during the nine months ended June 30, 2020 and 2019, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead as we responded to the effects of Covid-19 during the current period.

Professional Fees

Professional fees for the nine months ended June 30, 2020 were $688,902, compared to $677,299 during the nine months ended June 30, 2019, an increase of $11,603, or 2%. Professional fees included non-cash, stock-based compensation of $179,678 and $328,317 during the nine months ended June 30, 2020 and June 30, 2019, respectively. Professional fees increased primarily due to increased legal fees associated with our acquisition of VSSL during the current period.

Bad Debts Expense

Bad debts expense for the nine months ended June 30, 2020 were $186,540, compared to $143,170 during the nine months ended June 30, 2019, an increase of $43,370, or 30%. Bad debts expense increased during the current period as our allowance for doubtful accounts increased to $239,731 during the period due to the effects of COVID-19.

Operating Loss

Our operating loss for the nine months ended June 30, 2020 was $1,278,014, compared to $1,448,708 during the nine months ended June 30, 2019, a decrease of $170,694, or 12%. Our operating loss decreased primarily due to increased gross profits and reductions in corporate overhead as we responded to the effects of Covid-19 during the nine months ended June 30, 2020, compared to the nine months ended June 30, 2019.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended June 30, 2020 was $72,243, compared to other income, on a net basis, of $45,441 during the nine months ended June 30, 2019, a net decrease of $117,684. Other expense consisted of $107,005 of interest expense and a loss on disposal of fixed assets of $28,238, as partially offset by other income, consisting of $63,000 of subleased rental income for the nine months ended June 30, 2020. Other income during the nine months ended June 30, 2019 consisted of $62,400 of sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $46,959 of interest expense.

Net Loss

Net loss for the nine months ended June 30, 2020 was $1,350,257, compared to $1,403,267 during the nine months ended June 30, 2019, a decrease of $53,010, or 4%. The decreased net loss was due primarily to increased gross profits, as partially offset by increased legal fees and bad debts expense as described above, in addition to a loss on disposal of fixed assets and increased interest on debt financing.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended June 30, 2020 and 2019:

	2020	2019
Operating Activities	$(614,937)	$(889,401)
Investing Activities	(341,008)	(125,261)
Financing Activities	759,068	1,125,000
Net Increase (Decrease) in Cash	$(196,877)	$110,338

Net Cash Used in Operating Activities

During the nine months ended June 30, 2020, net cash used in operating activities was $614,937, compared to net cash used in operating activities of $889,401 for the same period ended June 30, 2019. The decrease in cash used in operating activities was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2020, net cash used in investing activities was $341,008, compared to $125,261 for the same period ended June 30, 2019. The increase is attributable to investments made for cannabis testing equipment and the purchase of VSSL Enterprises, Ltd. in the current period.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2020, net cash provided by financing activities was $759,068, compared to net cash provided by financing activities of $1,125,000 for the same period ended June 30, 2019. The current period consisted primarily of $550,000 of proceeds received on convertible note financing, proceeds of $220,034 received on PPP notes payable and proceeds of $56,500 from the sale of stock, as offset by $41,824 of principal payments on an equipment lease and $25,642 of principal payments on an equipment loan, compared to $500,000 of proceeds received on convertible debt financing and $625,000 received from the sale of stock in the comparative period.

Ability to Continue as a Going Concern

As of June 30, 2020, our balance of cash on hand was $126,862. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Interim President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Interim President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The recent outbreak of the COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 will have on our business, following the end of our most recent quarter ended June 30, 2020, the Company’s cannabis testing operations significantly declined due to the decline in the Nevada cannabis markets resulting in turn from the substantial decline in Nevada tourism resulting from COVID-19. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended June 30, 2020:

Common Stock Issued for Services

On June 25, 2020, we issued 375,000 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On April 6, 2020, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for investor relations services to be performed from January 27, 2020 through July 27, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Appointment of Interim President

On August 12, 2020, the Company appointed one of our Directors, Dennis Hartman as the Interim President of the Company. Mr. Hartmann was previously appointed to our Board of Directors on September 25, 2019. Mr. Hartmann, age 63, had been an attorney engaged in private practice in the State of California for over 35 years. Mr. Hartmann holds a B.S. from the University of Alabama and a J.D. from the University of Texas School of Law. Mr. Hartmann is not a party to an employment agreement with the Company and is not being compensated for his service as Interim President.

Debt Financing

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note bears interest at 1.00% per annum, payable monthly beginning December 22, 2020, and is due on June 22, 2025. The PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, the Company will be eligible for loan forgiveness up to the full amount of the Company PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that the Company spends during the 24-week period beginning June 22, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 40% of the amount of the Company PPP Note. No assurance is provided that the Company will obtain forgiveness under the Company PPP Note in whole or in part.

The Company PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the Company PPP Note.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises, Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd., and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.1	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.2	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.3	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.4*	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025
10.5*	Paycheck Protection Program Loan Note between Digipath, Inc. and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025
31.1*	Section 302 Certification of Interim President
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Interim President
32.2*	Section 906 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020

DIGIPATH, INC.

By:	/s/ Dennis Hartmann
Name:	Dennis Hartmann
Title:	Interim President and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

