Form 10-K
period 2020-09-30
Digipath, Inc.
filed 2021-01-29
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020 OR

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.07 per share as of March 31, 2020 was approximately $3,831,573.

As of January 26, 2021, there were 64,065,390 shares of registrant’s common stock outstanding.

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

As a premier cannabis and hemp testing laboratory with ISO-17025:2017 accreditation, we take a careful, strategic approach to all of our cannabis and hemp testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis and hemp for potency, the presence of pesticides, microbial contamination, metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), US Department of Agriculture (“USDA”) guidelines, proprietary standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is intricate and accurate. This approach and our investment in state-of-the-art testing equipment are of the utmost importance.

Digipath Labs screens medicinal and recreational cannabis for potentially harmful contaminants, including:

— Residual Solvents (for extracts)

— Moisture

— Water Activity

— Visual Inspection

— Pesticides

— Heavy metals, including mercury, arsenic, lead, cadmium, chromium and nickel

— Biological toxins, such as aflatoxin and ocratoxins

— Microbial contaminants including E. coli, salmonella, coliforms, aspergillus, gram negative bacteria, total aerobic bacteria and mold and yeast

Digipath Labs also tests cannabis and hemp for its quality, potency, and cannabinoid and terpene profiles, which determine the suitability of specific chemoprofiles for the treatment of specific ailments.

We utilize one of our two Ultra-High Performance Liquid Chromatographs (“UPLC”), which accurately separates and measures the cannabinoid content of any sample of flower, edible, concentrate or other cannabis products. Our Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) is utilized for heavy metals testing, and provides accurate readings for harmful metals ensuring that the Parts Per Billion (“PPB”) are substantially below the regulated and accepted trace amounts. Our laboratory testing equipment is calibrated using third party reference standards to ensure precision measurements throughout the testing process and has been certified by ISO-17025:2017 standards.

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

Market Overview

According to New Frontier Data, a cannabis researcher based in Washington, D.C., the hemp CBD business worldwide will grow from $4.4 billion in 2018 to over $14.7 billion by 2026, and the worldwide cannabis industry in 2019 generated $15 Billion. In 2024 that will increase to $44.8 Billion. Total legal sales of cannabis in current legal states are projected to grow at a compound annual growth rate (CAGR) of 14% over the next six years, reaching nearly $30 billion by 2025. This figure takes into account the likely projection that more states will legalize. Currently, forty-two states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws.

*	Annual sales of medical cannabis are projected to grow at a 17% CAGR through 2025, to an estimated $13.1 billion by 2025; adult-use sales are projected to grow at a 16% CAGR, to $16.6 billion.
*	An estimated 38.4 million U.S. adults consume cannabis at least once annually, from either a legal or illicit source.
*	36% of cannabis consumers report using cannabis daily, and 59% use cannabis at least once a week.

With increased legalization nationwide, the lab-testing sector is expected to experience substantial growth. According to The Insight Partners, the cannabis testing market is expected to reach approximately $2.5 billion in 2025, with an estimated CAGR of 11.9% from 2017-2025. The data troves collected through the testing process are already creating value and could become an increasingly valuable asset and generate substantial revenue for the most accomplished laboratories. This data could also be used to determine specific genetic attributes of targeted cannabinoids and assist with maximizing medicinal benefits and individualized medicine in the future.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, forty-two states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

Customers

We provide cannabis and hemp lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and have expanded to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers based on volume. On June 17, 2014, Clark County initially approved a total of 117 special use permits for cultivation and 87 production applicants. Since the inception of legalized adult-use marijuana, Nevada has issued 288 cannabis-related licenses, including those for retail stores, cultivation, production, and testing labs, according to the state taxation department. We have worked with over 85 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth, especially with the relatively recent legalization of recreational cannabis in the State of Nevada in 2017.

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

Employees

As of September 30, 2020, we had eighteen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees, and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2020 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of January, 2021, thirty-six states and the District of Columbia allow its citizens to use medical cannabis. Additionally, fifteen states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

The COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. During portions of our year ended September 30, 2020, the Company’s cannabis testing operations significantly declined due to the decline in the Nevada cannabis markets, which resulted in turn from the substantial decline in Nevada tourism due to COVID-19. While our operations have recently improved due to the reopening of Nevada casinos and increased tourism compared to its recent depressed levels, there can be no assurance that this trend will continue. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our leased premises are 6,000 square feet and are utilized for corporate business offices and a cannabis testing lab. Our premises are subject to a lease agreement expiring August 31, 2025. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases:

2021	$111,782
2022	115,550
2023	119,468
2024	123,543
2025	116,891
Total	$587,234

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of January 15, 2021, the closing price of our common stock on the OTCQB was $0.05.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2020
First Quarter	$0.12	$0.08
Second Quarter	$0.12	$0.02
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.04	$0.01

Fiscal Year Ended September 30, 2019
First Quarter	$0.17	$0.08
Second Quarter	$0.31	$0.11
Third Quarter	$0.22	$0.12
Fourth Quarter	$0.15	$0.10

As of January 15, 2021, there were approximately 121 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 15, 2021, there were 64,065,390 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,570,000	$0.1052	5,681,644
Equity compensation plans not approved by security holders (2)	2,159,800	0.1275	N/A
Total	6,744,800	$0.1377	5,681,644

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of warrants issued to consultants of the Company in consideration of services with exercise prices of $0.1901 and $0.10 per share. For additional details see Note 12 to the accompanying financial statements.

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

Recent Sales of Unregistered Securities

The following issuances of our securities during the three month period ended September 30, 2020 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On September 25, 2020, we issued 657,895 shares of common stock to Todd Peterson for his services rendered as our Chief Financial Officer.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2020 and 2019. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended September 30, 2020 or 2019.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $45,120 and $221,980 for the years ended September 30, 2020 and 2019, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Results of Operations

The following table shows operating results for the years ended September 30, 2020 and 2019.

	Years Ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues	$2,574,399	$2,552,600	$21,799
Cost of sales	1,778,564	2,712,788	65,776
Gross profit	795,835	839,812	(43,977)

Operating expenses:
General and administrative	1,483,253	1,673,785	(190,532)
Professional fees	782,885	878,525	(95,640)
Bad debts expense	91,558	130,640	(39,082)
Impairment expense	630,521	-	630,521
Total operating expenses:	2,988,217	2,682,950	305,267

Operating loss	(2,192,382)	(1,843,138)	349,244

Total other income (expense)	(117,108)	37,806	(154,914)

Net loss	$(2,309,490)	$(1,805,332)	$504,158

Revenues

Aggregate revenues for the year ended September 30, 2020 were $2,574,399, compared to revenues of $2,552,600 during the year ended September 30, 2019, an increase of $21,799, or 1%. Revenues increased slightly despite severe disruptions to the Nevada cannabis market during portions of the year as a result of the COVID-19 pandemic.

Cost of Sales

Cost of sales for the year ended September 30, 2020 were $1,778,564, compared to $1,712,788 during the year ended September 30, 2019, an increase of $65,776, or 4%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current year was primarily due to equipment failures that caused us to have to outsource some of our testing to competitors. Our gross margins of approximately 31%, decreased during the year ended September 30, 2020, compared to gross margins of approximately 33% during the year ended September 30, 2019, which translated to $43,977 of decreased gross profit. We intend to continue to automate processes through equipment enhancements to improve our margins.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2020 were $1,483,253, compared to $1,673,785 during the year ended September 30, 2019, a decrease of $190,532, or 11%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included stock-based compensation paid to officers of $110,473 during the year ended September 30, 2020, compared to $84,185 during the year ended September 30, 2019, an increase of $26,288, or 31%. General and administrative expenses decreased primarily due to decreased advertising and investment relations expenses during the current year.

Professional Fees

Professional fees for the year ended September 30, 2020 were $782,885, compared to $878,525 during the year ended September 30, 2019, a decrease of $95,640, or 11%. Professional fees decreased primarily due to decreased business development and legal fees, and decreased stock-based compensation paid to directors and consultants, as offset by increased consulting and board fees during the current period. Stock-based compensation was $253,748 during the year ended September 30, 2020, compared to $436,470 during the year ended September 30, 2019, a decrease of $182,722, or 42%.

Bad Debt Expense

Bad debt expense for the year ended September 30, 2020 was $91,558, compared to $130,640 during the year ended September 30, 2019, a decrease of $39,082. Bad debts expense decreased during the current year as we recognized $95,000 of debts in the prior year that we had written off as uncollectible notes receivable, and our allowance for doubtful accounts increased in the current year by approximately $78,400. Our allowance for doubtful accounts on trade receivables was $128,944 and $50,540 at September 30, 2020 and 2019, respectively, or approximately 5% and 2% of sales for the years ended September 30, 2020 and 2019, respectively.

Impairment Expense

Impairment expense for the year ended September 30, 2020 was $630,521. Impairment expense consisted of $592,621 of goodwill impairment following our acquisition of VSSL Enterprises, and $37,900 of impairment expense related to our investment in the development of handheld devices used to test cannabis for THC, CBD and CBG levels under our GroSciences, Inc. subsidiary, which has ceased operations.

Operating Loss

Operating loss for the year ended September 30, 2020 was $2,192,382, compared to $1,843,138 during the year ended September 30, 2019, an increase of $349,244, or 19%. Operating loss increased primarily due to $630,521 of impairment expense, and decreased gross profit, as offset in part by decreased general and administrative, professional fees and bad debts expense during the year ended September 30, 2020, compared to the year ended September 30, 2019.

Other Income (Expense)

Other expense, on a net basis, for the year ended September 30, 2020 was $117,108, compared to other income of $37,806 during the year ended September 30, 2019, a decrease of $154,914. Other expense during the year ended September 30, 2020 consisted of rental income of $79,285 on sublease rents and a $1,724 gain on the modification of operating leases, as offset by $148,024 of interest expense and a loss on disposal of fixed assets of $50,093. Other income during the year ended September 30, 2019, consisted of rental income of $83,400 on sublease rents and a $30,000 gain on settlement of a previously written off note receivable, as offset by $65,670 of interest expense and a loss on disposal of fixed assets of $9,924.

Net Loss

Net loss for the year ended September 30, 2020 was $2,309,490, compared to $1,805,332 during the year ended September 30, 2019, an increase of $504,158, or 28%. The increased net loss was primarily due to expenses on impaired assets and an increased loss on disposal of fixed assets, along with increased interest expense.

Liquidity and Capital Resources

As of September 30, 2020, the Company had current assets of $397,242, comprising of cash of $82,749, accounts receivable of $242,145, other assets of $53,673, and deposits of $18,675. The Company’s current liabilities as of September 30, 2020 were $742,678, consisting of $387,946 of accounts payable, $163,152 of accrued expenses, $20,000 of short term advances, the current portion of operating lease liabilities in the amount of $84,731, the current portion of financing lease liabilities in the amount of $32,532, and the current maturities of notes payable in the amount of $54,317.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2020 and 2019.

	September 30,
	2020	2019
Current Assets	$397,242	$629,319

Current Liabilities	$742,678	$471,493

Working Capital	$(345,436)	$157,826

The following table summarizes our cash flows during the years ended September 30, 2020 and 2019, respectively.

	Years Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(671,605)	$(1,042,213)
Net cash used in investing activities	(341,008)	(135,075)
Net cash provided by financing activities	771,623	1,325,000

Net change in cash	$(240,990)	$147,712

Net Cash Used in Operating Activities

The decrease in funds used in operating activities for the year ended September 30, 2020, compared to the year ended September 30, 2019, was primarily attributable to our increased net loss, as we didn’t benefit from the decreased competition from the suspension of two competing cannabis testing labs in the current period, as we did in the prior period.

Net Cash Used in Investing Activities

The increase in funds used in investing activities for the year ended September 30, 2020, compared to the year ended September 30, 2019, was due primarily to the $200,000 of cash paid for the purchase of VSSL Enterprises, Ltd. in the current year.

Net Cash Provided by Financing Activities

The decrease in funds provided by financing activities for the year ended September 30, 2020, compared to the year ended September 30, 2019, was primarily due to decreased sales of our securities through private placement offerings and the sale of convertible notes, in the year ended September 30, 2020.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2020, our balance of cash on hand was $82,749. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

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

Houston, TX

January 29, 2021

DIGIPATH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
Assets

Current assets:
Cash	$82,749	$323,739
Accounts receivable, net	242,145	179,256
Other current assets	53,673	74,620
Deposits	18,675	51,704
Total current assets	397,242	629,319

Right-of-use asset	505,706	-
Fixed assets, net	885,405	726,614

Total Assets	$1,788,353	$1,355,933

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$387,946	$136,612
Accrued expenses	163,152	134,881
Short term advances	50,112	-
Current portion of operating lease liabilities	84,731	-
Current portion of finance lease liabilities	32,532	-
Current maturities of notes payable	54,317	-
Convertible notes payable	-	200,000
Total current liabilities	772,790	471,493

Non-current liabilities:
Operating lease liabilities	423,752	-
Finance lease liabilities	20,379	-
Notes payable	418,907	-
Convertible notes payable, net of discounts of $8,322 and $41,426 at September 30, 2020 and 2019, respectively	1,241,678	458,574
Total non-current liabilities	2,104,716	458,574

Total Liabilities	2,877,506	930,067

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 58,270,567 and 48,361,433 shares issued and outstanding at September 30, 2020 and 2019, respectively	58,271	48,361
Additional paid-in capital	16,116,400	15,331,839
Accumulated (deficit)	(17,265,150)	(14,955,660)

Total Stockholders’ Equity (Deficit)	(1,089,153)	425,866

Total Liabilities and Stockholders’ Equity (Deficit)	$1,788,353	$1,355,933

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2020	2019

Revenues	$2,574,399	$2,552,600
Cost of sales	1,778,564	1,712,788
Gross profit	795,835	839,812

Operating expenses:
General and administrative	1,483,253	1,673,785
Professional fees	782,885	878,525
Bad debts expense	91,558	130,640
Impairment expense	630,521	-
Total operating expenses	2,988,217	2,682,950

Operating loss	(2,192,382)	(1,843,138)

Other income (expense):
Other income	81,009	113,400
Loss on disposal of fixed assets	(50,093)	(9,924)
Interest expense	(148,024)	(65,670)
Total other income (expense)	(117,108)	37,806

Net loss	$(2,309,490)	$(1,805,332)

Weighted average number of common shares outstanding - basic and fully diluted	53,455,848	46,178,953

Net loss per share - basic and fully diluted	$(0.04)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, September 30, 2018	1,425,942	$1,426	42,245,364	$42,245	$14,121,236	$(13,150,328)	$1,014,579

Common stock sold for cash	-	-	3,125,000	3,125	621,875	-	625,000

Common stock issued for services	-	-	2,016,069	2,016	331,701	-	333,717

Common stock issued in exchange for termination of options	-	-	475,000	475	(475)	-	-

Common stock options issued for services	-	-	-	-	186,938	-	186,938

Conversion of preferred stock to common stock	(100,000)	(100)	500,000	500	(400)	-	-

Beneficial conversion feature of convertible debts	-	-	-	-	70,964	-	70,964

Net loss for the year ended September 30, 2019	-	-	-	-	-	(1,805,332)	(1,805,332)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	373,750

Common stock issued for services	-	-	2,702,884	2,704	149,846	-	152,550

Common stock options issued for services	-	-	-	-	141,659	-	141,659

Common stock warrants issued for services	-	-	-	-	70,012	-	70,012

Net loss for the year ended September 30, 2020	-	-	-	-	-	(2,309,490)	(2,309,490)

Balance, September 30, 2020	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$(17,265,150)	$(1,089,153)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(2,309,490)	$(1,805,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	91,558	130,640
Depreciation and amortization expense	323,391	260,645
Loss on disposal of fixed assets	50,093	9,924
Gain on modification of operating leases	(1,724)	-
Inventory impairment	37,900	-
Goodwill impairment	592,621	-
Stock issued for services	152,550	333,717
Options and warrants granted for services	211,671	186,938
Amortization of debt discounts	33,104	29,538
Decrease (increase) in assets:
Accounts receivable	(152,862)	(47,162)
Other current assets	26,206	(1,930)
Inventory	(37,900)	-
Deposits	33,029	(26,057)
Right-of-use assets	182,120	-
Increase (decrease) in liabilities:
Accounts payable	248,754	(189,252)
Accrued expenses	24,993	76,643
Lease liabilities	(177,619)	-
Deferred revenues	-	(525)
Net cash used in operating activities	(671,605)	(1,042,213)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	143	-
Cash paid for purchase of VSSL Enterprises, Ltd.	(200,000)	-
Proceeds received on disposal of fixed assets	-	5,032
Purchase of fixed assets	(141,151)	(45,107)
Advance of note receivable	-	(95,000)
Net cash used in investing activities	(341,008)	(135,075)

Cash flows from financing activities
Proceeds from short term advances	55,112	-
Repayments of short term advances	(25,000)	-
Principal payments on finance lease	(46,282)	-
Principal payments on note payable, equipment financing	(38,741)	-
Proceeds from notes payable	220,034	-
Proceeds from convertible notes	550,000	700,000
Proceeds from sale of common stock	56,500	625,000
Net cash provided by financing activities	771,623	1,325,000

Net increase (decrease) in cash	(240,990)	147,712
Cash - beginning	323,739	176,027
Cash - ending	$82,749	$323,739

Supplemental disclosures:
Interest paid	$57,906	$4,066
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of net assets acquired in business combination from affiliate	$18,871	$-
Fair value of common stock paid in business combination from affiliate	$373,750	$-
Fixed assets acquired with capitalized finance lease	$99,193	$-
Fixed assets acquired with note payable, equipment financing	$291,931	$-
Value of preferred stock converted to common stock	$-	$100,000
Beneficial conversion feature of convertible notes payable	$-	$70,964

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2020:

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

(3) Commenced operations during the first fiscal quarter of 2019, and had minimal operations until being dissolved on September 30, 2020.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $128,944 and $50,540 as of September 30, 2020 and 2019, respectively.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $45,120 and $221,980 for the years ended September 30, 2020 and 2019, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2020 and 2019, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The new standard did not have a material impact.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,265,150 and negative working capital of $345,436, and as of September 30, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

Common Stock Issued to Affiliate for Acquisition

On March 11, 2020, the Company acquired all of VSSL’s outstanding shares of capital stock from VSSL’s stockholders for consideration consisting of 6,500,000 shares of the Company’s common stock and a cash payment of $200,000. The aggregate fair value of the Company’s common stock was $373,750 based on the closing price of the Company’s common stock on the closing date. Prior to the closing of the acquisition, on September 25, 2019, the Company appointed one of the principal sellers of VSSL, Kyle Remenda, as CEO of Digipath, Inc. Mr. Remenda subsequently resigned on July 1, 2020 due to COVID-19 travel restrictions.

Stock Issued to Officers for Services

During the year ended September 30, 2020, we issued an aggregate total of 1,452,884 shares of common stock to our Chief Financial Officer, Todd Peterson, in quarterly increments for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the dates of grant, and was expensed over the requisite service periods.

Options Issued to Officers and Directors for Services

On March 25, 2020, we granted options to purchase 500,000 shares of common stock as compensation for services to our former Chief Financial Officer. The options vested immediately as to 166,667 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0468, was $23,425. The options are being expensed over the vesting period, resulting in $11,713 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $11,712 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our former Chief Executive Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options were expensed over the vesting period, resulting in $18,710 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, the options were forfeited due to his resignation.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our former Chief Operating Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $18,710 of stock-based compensation expense during the year ended September 30, 2020. The options were forfeited on December 30, 2020 due to his resignation. As of September 30, 2020, a total of $4,716 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 1,000,000 shares of common stock as compensation for services to our Chairman of the Board of Directors. The options vested immediately as to 333,333 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $49,894. The options are being expensed over the vesting period, resulting in $24,947 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $24,947 of unamortized expenses are expected to be expensed over the vesting period.

On January 31, 2020, we granted options to purchase 250,000 shares of common stock as compensation for Director services to Dennis Hartmann. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $4,270 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $12,808 of unamortized expenses are expected to be expensed over the vesting period.

On January 29, 2020, Edmond A. DeFrank was appointed to the Company’s Board of Directors, filling the vacancy resulting from the resignation of Dr. Cindy Orser on January 20, 2020. On January 31, 2020, we granted Mr. DeFrank options to purchase 250,000 shares of common stock as compensation for Director services. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $4,270 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $12,808 of unamortized expenses are expected to be expensed over the vesting period.

Note 4 – Acquisition from Affiliate

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

Mr. Remenda, who held 45% of the VSSL’s shares prior to its acquisition by the Company, is the CEO of VSSL and was appointed as Digipath’s Chief Executive Officer in September 2019 in connection with the execution of the binding letter of intent with respect to the Company’s acquisition of VSSL. In addition, Mr. Henry, who also held 45% of VSSL’s shares prior to its acquisition by the Company, was engaged as a consultant by Digipath in September 2019. Messrs. Remenda and Henry resigned July 1, 2020 and June 12, 2020, respectively.

This acquisition was accounted for as a business combination under the purchase method of accounting. The purchase resulted in the recognition of $592,621 of goodwill, which was determined to be impaired and expensed on September 30, 2020. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

March 11,
2020
Consideration:
Cash	$200,000
Fair value of 6,500,000 shares of common stock	373,750
Liabilities assumed	20,600
Total consideration	$594,350

Fair value of identifiable assets acquired assumed:
Cash	$143
Accounts receivable	1,585
Total fair value of assets assumed	1,729
Consideration paid in excess of fair value (Impaired Goodwill)(1)	$592,621

(1)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed was recognized as goodwill and determined to be impaired on September 30, 2020 due to the lack of significant revenues, and our inability to fund the necessary research and development to develop its assets.

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of VSSL was effective on the first day of each of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

	For the Years Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$2,588,803	$2,666,374
Net loss	$(2,343,662)	$(1,788,680)
Basic and diluted net loss per share	$(0.04)	$(0.03)
Weighted average number of common shares outstanding - basic and fully diluted	56,350,657	52,678,953

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2020 and 2019, respectively:

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$82,749	$-	$-
Total assets	82,749	-	-
Liabilities
Short term advances	-	20,000	-
Lease liabilities	-	-	561,394
Notes payable	-	503,336	-
Convertible notes payable, net of discounts of $8,322	-	-	1,241,678
Total liabilities	-	523,336	1,803,072
	$82,749	$(523,336)	$(1,803,072)

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$323,739	$-	$-
Total assets	323,739	-	-
Liabilities
Convertible notes payable, net of discounts of $41,426	-	-	658,574
Total liabilities	-	-	658,574
	$323,739	$-	$(658,574)

The fair value of our intellectual properties is deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of a total of $1,250,000 of convertible debentures, net of discounts of $8,322 and $41,426 as of September 30, 2020 and 2019, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2020 or 2019.

Note 6 – Accounts Receivable

Accounts receivable was $242,145 and $179,256 at September 30, 2020 and 2019, respectively, net of allowance for uncollectible accounts of $128,944 and $50,540 at September 30, 2020 and 2019, respectively.

Note 7 – Other Current Assets

Other current assets consist of the following:

	September 30,	September 30,
	2020	2019
Prepaid expenses	$48,151	$74,620
Other receivable	5,522	-
Total prepaid expenses	$53,673	$74,620

Note 8 – Note Receivable

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

Note 9 – Fixed Assets

Fixed assets consist of the following at September 30, 2020 and 2019:

	For the Years Ended
	September 30,
	2020	2019
Software	$124,697	$123,492
Office equipment	74,777	55,061
Furniture and fixtures	29,879	29,115
Lab equipment	1,398,716	1,118,942
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	-
	2,221,379	1,820,727
Less: accumulated depreciation	(1,335,974)	(1,094,113)
Total	$885,405	$726,614

On various dates from June 30, 2020 through September 30, 2020, the Company disposed of lab equipment no longer in service. No proceeds were received on the disposal of the equipment, resulting in a loss on disposal of fixed assets of $50,093, which represented the net book value at the time of disposal.

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

Depreciation and amortization expense totaled $323,391 and $260,645 for the years ended September 30, 2020 and 2019, respectively.

Note 10 – Leases

The Company leases its operating and office facility under a non-cancelable real property lease agreement that expires on August 31, 2025. The Company also has a financing lease for lab equipment subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The operating and office facility lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

For the
Year Ended
September 30,
2020
Operating lease cost	$207,772
Finance lease cost:
Amortization of assets	20,224
Interest on lease liabilities	10,696
Sublease income	(79,285)
Total net lease cost	$159,407

Supplemental balance sheet information related to leases was as follows:

September 30,
2020
Operating leases:
Operating lease assets	$505,706

Current portion of operating lease liabilities	$84,731
Noncurrent operating lease liabilities	423,752
Total operating lease liabilities	$508,483
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(19,839)
Equipment, net	$79,354

Current portion of finance lease liabilities	$32,532
Noncurrent finance lease liabilities	20,379
Total finance lease liabilities	$52,911

Weighted average remaining lease term:
Operating leases	4.92 years
Finance leases	1.55 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the
Year Ended
September 30,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$79,285
Operating cash flows used for operating leases	$177,619
Financing cash flows used for finance leases	$46,282

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$528,616
Total finance lease liabilities	$99,193

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2020:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2021	$111,782
2022	115,550
2023	119,468
2024	123,543
2025	116,891
$587,234

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at September 30, 2020:

Finance
Leases

2021	$40,197
2022	21,644
Total minimum lease payments	61,841
Less interest	8,930
Present value of lease liabilities	52,911
Less current portion	32,532
Long-term lease liabilities	$20,379

Note 11 – Short Term Advances

Short term advances consist of the following at September 30, 2020 and 2019, respectively:

	September 30,	September 30,
	2020	2019

On July 20, 2020, we received $30,112 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8.0% per annum.	$30,112	$-

On January 21, 2020, we received $20,000 as a short-term loan from one of our convertible noteholders. No interest expense was recognized.	20,000	-

On December 26, 2019, we received $25,000 as a short-term loan from one of our convertible noteholders. The advance was subsequently repaid on February 6, 2020. No interest expense was recognized.	-	-

Total short term advances	$50,112	$-

The Company recorded interest expense pursuant to the stated interest rates on the short term loans in the amount of $61 for the year ended September 30, 2020.

Note 12 –Notes Payable

Notes payable consists of the following at September 30, 2020 and 2019, respectively:

	September 30,	September 30,
	2020	2019

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note carried interest at 1.00% per annum, payable monthly beginning December 22, 2020, and was due on June 22, 2025. The Digipath, Inc. PPP Note and interest was forgiven by the Small Business Administration (“SBA”) on January 12, 2021.

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

On May 13, 2020, the Company, through its wholly-owned subsidiary Digipath Labs, Inc. (“Labs”), borrowed $179,920 from WebBank Corp, pursuant to a Promissory Note issued by Labs to WebBank Corp (the “Labs PPP Note”). The loan was made pursuant to the Payroll Protection Program. The Labs PPP Note bears interest at 1.00% per annum, payable monthly beginning December 13, 2020, and is due on May 13, 2022. The Labs PPP Note may be repaid at any time without penalty.

Under the Payroll Protection Program, Labs will be eligible for loan forgiveness up to the full amount of the Labs PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that Labs spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the Labs PPP Note. No assurance is provided that Labs will obtain forgiveness under the Labs PPP Note in whole or in part.	179,920	-

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	253,190	-

Total notes payable	473,224	-
Less: current maturities	(54,317)	-
Notes payable	$418,907	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $16,473 during the year ended September 30, 2020.

Note 13 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2020 and 2019, respectively:

	September 30,	September 30,
	2020	2019
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	$50,000	$-

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	150,000	-

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor.	350,000	-

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	200,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the nine months ended June 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,250,000	700,000
Less: unamortized debt discounts	(8,322)	(41,426)
	1,241,678	658,574
Less: current maturities	-	(200,000)
Convertible notes payable	$1,241,678	$458,574

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964 during the year ended September 30, 2020. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $33,104 and $29,538, during the years ended September 30, 2020 and 2019, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $87,690 and $36,132 for the years ended September 30, 2020 and 2019, respectively.

The Company recognized interest expense for the years ended September 30, 2020 and 2019, respectively, as follows:

	September 30,	September 30,
	2020	2019

Interest on short term loans	$61	$-
Interest on capital leases	10,696	-
Interest on notes payable	16,473	-
Amortization of beneficial conversion features	33,104	29,538
Interest on convertible notes	87,690	36,132
Total interest expense	$148,024	$65,670

Note 14 – Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2020, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at September 30, 2020 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Preferred Stock Conversions for the Year Ended September 30, 2019

On December 31, 2018, a total of 100,000 shares of Series A Preferred were converted into 500,000 shares of common stock. The stock was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 58,270,567 shares were issued and outstanding as of September 30, 2020.

Common Stock Sales for the Year Ended September 30, 2020

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

Common Stock Issued to Affiliate for Acquisition

On March 11, 2020, the Company acquired all of VSSL’s outstanding shares of capital stock from VSSL’s stockholders for consideration consisting of 6,500,000 shares of the Company’s common stock and a cash payment of $200,000. The aggregate fair value of the Company’s common stock was $373,750 based on the closing price of the Company’s common stock on the closing date.

Additional Common Stock Issuances for the Year Ended September 30, 2020

On September 25, 2020, the Company issued 657,895 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $45,300 of stock-based compensation expense was recognized during the year ended September 30, 2020 as a result of the issuance of 750,000 shares of common stock to a consultant on March 25, 2020, as amortized over the requisite service period.

A total of $37,500 of stock-based compensation expense was recognized during the year ended September 30, 2020 as a result of the issuance of 500,000 shares of common stock to a consultant on January 27, 2020, as amortized over the requisite service period.

A total of $29,562 of stock-based compensation expense was recognized during the year ended September 30, 2019, as a result of the issuance of 200,000 shares of common stock to one of our directors, Bruce Raben, on September 12, 2018, as amortized over the requisite service period.

A total of $9,750 and $48,750 of stock-based compensation expense was recognized during the years ended September 30, 2020 and 2019, respectively, as a result of the issuance of 300,000 shares of common stock to a consultant on June 25, 2019, as amortized over the requisite service period.

A total of $211,671 and $186,938 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the years ended September 30, 2020 and 2019, respectively.

Note 15 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 3,570,000 shares of common stock were outstanding as of September 30, 2020.

Common Stock Option Issuances for the Year Ended September 30, 2020

On March 25, 2020, we granted options to purchase 500,000 shares of common stock as compensation for services to our Chief Financial Officer. The options vested immediately as to 166,667 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0468, was $23,425. The options are being expensed over the vesting period, resulting in $11,713 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $11,712 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our former Chief Executive Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options were expensed over the vesting period, resulting in $18,710 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, the options were forfeited due to his resignation.

On March 9, 2020, we granted options to purchase 750,000 shares of common stock as compensation for services to our former Chief Operating Officer. The options vested immediately as to 250,000 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $37,420. The options are being expensed over the vesting period, resulting in $18,710 of stock-based compensation expense during the year ended September 30, 2020. The options were forfeited on December 30, 2020 due to his resignation. As of September 30, 2020, a total of $4,716 of unamortized expenses are expected to be expensed over the vesting period.

On March 9, 2020, we granted options to purchase 1,000,000 shares of common stock as compensation for services to our Chairman of the Board of Directors. The options vested immediately as to 333,333 shares and the remaining shares vest in equal monthly amounts over the next 24 months following the grant date, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $49,894. The options are being expensed over the vesting period, resulting in $24,947 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $24,947 of unamortized expenses are expected to be expensed over the vesting period.

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

On January 31, 2020, we granted options to purchase 250,000 shares of common stock as compensation for Director services to Dennis Hartmann. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $4,270 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $12,808 of unamortized expenses are expected to be expensed over the vesting period.

On January 29, 2020, Edmond A. DeFrank was appointed to the Company’s Board of Directors, filling the vacancy resulting from the resignation of Dr. Cindy Orser on January 20, 2020. On January 31, 2020, we granted Mr. DeFrank options to purchase 250,000 shares of common stock as compensation for Director services. The options vested immediately as to 62,500 shares and as to an additional 62,500 shares on each of January 31, 2021, January 31, 2022, and January 31, 2023, and are exercisable for a ten-year period at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078. The options are being expensed over the vesting period, resulting in $4,270 of stock-based compensation expense during the year ended September 30, 2020. As of September 30, 2020, a total of $12,808 of unamortized expenses are expected to be expensed over the vesting period.

Common Stock Option Issuances for the Year Ended September 30, 2019

On September 25, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our former Chief Executive Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of September 25, 2020, September 25, 2021, and September 25, 2022, and are exercisable for a ten-year period at an exercise price of $0.102 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 111% and a call option value of $0.1017, was $40,470. The options were expensed over the vesting period, resulting in $20,050 and $185 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the options were forfeited due to his resignation.

On September 25, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to a consultant. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of September 25, 2020, September 25, 2021, and September 25, 2022, and are exercisable for a ten-year period at an exercise price of $0.102 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 111% and a call option value of $0.1017, was $40,470. The options were expensed over the vesting period, resulting in $$20,050 and $185 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the options were forfeited due to his resignation.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to our former Chief Science Officer. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options were expensed over the vesting period, resulting in $1,306 and $49,628 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively.

On January 7, 2019, we granted options to purchase 500,000 shares of common stock as compensation for services to Bruce Raben, one of our directors. The options vested immediately as to 125,000 shares and as to an additional 125,000 shares on each of April 7, 2019, July 7, 2019, and October 7, 2019, and are exercisable for a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1019, was $50,934. The options were expensed over the vesting period, resulting in $1,306 and $49,628 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively.

On December 25, 2018, we granted fully vested options to purchase an aggregate of 345,000 shares of common stock as compensation for services to a total of fourteen of our employees. The options are exercisable over a ten-year period at an exercise price of $0.13 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 107% and a call option value of $0.1017, was $35,078. The options were expensed over the vesting period, resulting in $8,265 and $26,813 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively.

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

Original	Recipient’s	Option	# of	Term	Original	New
Grant Date	Name	Type	Options	In Mos.	Exercise $	Exercise $
6/1/2015	Cindy Orser*	NSO Options	200,000	120	$0.40	$0.13
6/19/2015	Todd Peterson	ISO Options	100,000	120	$0.33	$0.13
6/21/2016	Todd Denkin*	ISO Options	2,500,000	120	$0.20	$0.13
11/29/2017	Cindy Orser*	NSO Options	100,000	120	$0.27	$0.13
12/22/2017	Todd Denkin*	ISO Options	500,000	120	$0.27	$0.13

			3,400,000

*Forfeited due to resignations during the year ended September 30, 2020.

Common Stock Options Expired for the Year Ended September 30, 2020

During the year ended September 30, 2020, options to purchase an aggregate total of 6,215,000 shares of common stock at a weighted average exercise price of $0.13 per share expired.

Common Stock Options Expired for the Year Ended September 30, 2019

During the year ended September 30, 2019, options to purchase an aggregate total of 47,500 shares of common stock at a weighted average exercise price of $0.20 per share expired.

The following is a summary of information about the stock options outstanding at September 30, 2020.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 – $0.13	3,570,000	8.85 years	$0.11	2,070,000	$0.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2020	2019

Average risk-free interest rates	0.92%	2.13%
Average expected life (in years)	5.00	5.00
Volatility	141%	109%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2020 and September 30, 2019, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2020 was approximately $0.10 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2018	8,537,500	0.20
Options issued	2,345,000	0.12
Options repurchased/expired	(4,797,500)	(0.20)

Balance, September 30, 2019	6,085,000	0.13
Options issued	3,700,000	0.10
Options expired	(6,215,000)	(0.13)

Balance, September 30, 2020	3,570,000	$0.11

Exercisable, September 30, 2020	2,070,000	$0.11

Amortization of Stock Options

A total of $141,659 and $186,938 of stock-based compensation expense was recognized from the amortization of options over their vesting period during the years ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, these options in the aggregate had no intrinsic value as the per share market price of $0.018 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.11.

Note 16 – Common Stock Warrants

Warrants to purchase a total of 4,274,269 shares of common stock were outstanding as of September 30, 2020.

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

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2020 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 – $0.30	4,274,269	3.99 years	$0.20	4,274,269	$0.20

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2020	2019

Average risk-free interest rates	0.46%	N/A
Average expected life (in years)	10.00	N/A
Volatility	110%	N/A

No warrants were issued during the year ended September 30, 2019. The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2020 was approximately $0.20 per warrant.

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2018	6,450,462	$0.28
Warrants expired	(3,033,336)	(0.30)

Balance, September 30, 2019	3,417,126	0.25
Warrants granted	1,500,000	0.10
Warrants expired	(642,857)	(0.26)

Balance, September 30, 2020	4,274,269	$0.20

Exercisable, September 30, 2020	4,274,269	$0.20

Note 17 – Commitments and Contingencies

Lease Commitment

The Company leases space for its lab operations in Las Vegas, Nevada. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2021	$111,782
2022	115,550
2023	119,468
2024	123,543
2025	116,891
$587,234

Rent expense was $207,772 and $201,050 for the years ended September 30, 2020 and 2019, respectively.

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 18 – Impairment Expense

Impairment expense for the years ended September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
Inventory impairment	$37,900	$-
Goodwill impairment	592,621	-
	$630,521	$-

On September 30, 2020, the Company decided to no longer pursue its SabIR technology, which was intended to use MicroNIR devices to test cannabis for THC, CBD and CBG. Accordingly, the Company wrote off its inventory, consisting of five MicroNIR devices, each costing $7,580 for a total impairment cost of $37,900.

Goodwill consisted of the consideration paid in excess of the net fair value of assets acquired and liabilities assumed in the VSSL transaction. On September 30, 2020, the Company performed an impairment analysis and determined the asset to be impaired due to the lack of significant revenues, and the Company’s inability to fund the necessary research and development to develop its assets.

Note 19 – Other Income

Other income for the years ended September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
Settlement income on note receivable	$-	$30,000
Rental income on subleases	79,285	83,400
Gain on modification of operating leases	1,724	-
	$81,009	$113,400

Note 20 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2020 and 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2020, the Company had approximately $14,150,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2020 and 2019 consisted of the following:

	September 30,
	2020	2019
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$2,971,500	$1,919,820

Net deferred tax assets before valuation allowance	$2,971,500	$1,919,820
Less: Valuation allowance	(2,971,500)	(1,919,820)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2020 and 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 21 – Subsequent Events

Convertible Debts

On December 28, 2020, the Company and the three holders of its 9% Secured Convertible Notes in the aggregate original principal amount of $550,000 (the “Notes”) entered into amendments to Notes, pursuant to which (i) the holders of the Notes advanced the Company an aggregate amount of $110,000 (the “Additional Loans”), (ii) the principal amount of the respective Notes were increased to reflect the amount of the Additional Loans, and (iii) the conversion price under the Notes was reduced from $0.15 per share to $0.03 per share.

Debt Conversions

On December 29, 2020, the Company and the three holders of its 9% Secured Convertible Notes converted debt in the aggregate original principal amount of $110,000 into an aggregate 3,666,668 shares at a conversion rate of $0.03 per share.

Debt Forgiveness

On January 12, 2021, the Company PPP Note and interest in the principal amount of $40,114 was forgiven under the Payroll Protection Program.

Common Stock Sold for Cash

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

Common Stock Issued for Services

On December 25, 2020, the Company issued 728,155 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 28, 2020, the Company issued 500,000 shares of common stock to a consultant for services rendered pursuant to his consulting agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Dennis Hartmann	64	Interim President, Director
Todd A. Peterson	51	CFO, Secretary
Bruce Raben	67	Chairman
Ed DeFrank	53	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Dennis Hartmann was appointed to our Board of Directors on September 25, 2019 and as Interim President on August 14, 2020. Mr. Hartmann had been an attorney engaged in private practice in the State of California for over 35 years. Mr. Hartmann holds a B.S. from the University of Alabama and a J.D. from the University of Texas School of Law. We believe that Mr. Hartmann’s legal experience qualifies him to serve as our director.

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

Ed DeFrank was appointed to our Board of Directors on January 29, 2020. Mr. DeFrank is a registered U.S. Patent Attorney and has been an intellectual property specialist since 1993 with over 25 years’ experience as a computer engineer and a patent attorney in the high technology sector. He has written and prosecuted over one thousand patent applications and patents for large high technology companies and educational institutions. In addition, Mr. DeFrank has worked with small start-up companies and “Fortune 100” companies on strategic patent counseling, including managing and exploiting patent portfolios worth from six figures to billions of dollars through audit, analysis, valuation and licensing; performing due diligence for intellectual property acquisition, licensing, prosecution and litigation; managing, structuring and negotiating relationships between high tech companies, including forming licensing opportunities to generate revenue from intellectual property; negotiating and creating complex licensing, outsourcing, software development, manufacturing, marketing and distribution agreements; and performing due diligence and managing all intellectual property aspects of multi-million-dollar mergers and acquisitions. Over his career, Mr. DeFrank has founded and sold several software companies. He is the named inventor on 5 issued patents and over 30 pending patents. For the past five years prior to joining the Board of Directors, Mr. DeFrank has provided legal services in the field of patent and trademark law as the owner of the Law Office of Edmond DeFrank from January 2001 to present. He is the founder of Ergo Sum Healthcare, Inc., a software development company which helps physicians produce better patient outcomes using personalized healthcare software solutions, and served as its Chief Financial Officer from September 2013 to August of 2018.

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

Director Nominations

As of September 30, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2020 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2020 and September 30, 2019 to persons serving as our Chief Executive Officer and Chief Financial Officer during our year ended September 30, 2020 (our “Named Executive Officers”), who were our only executive officers during 2020.

Name and	Fiscal		Stock		Option
Financial Position	Year	Salary	Awards		Awards(6)		Total

Dennis Hartmann,	2020	$-	$-		$4,270	(1)	$4,270
Interim President(1)

Todd A. Peterson,	2020	$113,489	$60,000	(2)	$11,713	(4)	$182,202
Chief Financial Officer	2019	$99,301	$60,000	(3)	$-		$159,301

Kyle Remenda,	2020	$162,752	$-		$38,760	(5)	$201,512
Former Chief Executive Officer	2019	$12,462	$-		$185	(5)	$12,647

(1)	Mr. Hartman was appointed our Interim President on August 14, 2020. Consists of options to purchase 250,000 shares of common stock exercisable at $0.10 per share over 10 years issued as a bonus on January 31, 2020 that vests as to (i) one-quarter of such shares on the Effective Date, (ii) an additional one-quarter of such shares on the one-year anniversary of the Effective Date, (iii) an additional one-quarter of such shares on the two-year anniversary of the Effective Date, and (iv) the remaining one-quarter of such shares on the three-year anniversary of the Effective Date. The Company recognized $4,270 of stock-based compensation expense during the year ended September 30, 2020. Mr. Hartmann is also compensated as a consultant for his services to us as our Director for which he received $12,000 for the year ended September 30, 2020.

(2)	Consists of quarterly awards of stock in lieu of cash from December 25, 2019 through September 25, 2020, totaling 1,452,884 shares in the aggregate. The Company recognized $60,000 of stock-based compensation expense during the year ended September 30, 2020.

(3)	Consists of quarterly awards of stock in lieu of cash from December 25, 2018 through September 25, 2019, totaling 440,049 shares in the aggregate. The Company recognized $60,000 of stock-based compensation expense during the year ended September 30, 2019.

(4)	Consists of options to purchase 500,000 shares of common stock exercisable at $0.10 per share over 10 years issued as a bonus on March 25, 2020 that vests as to (i) one-third of such shares on the Effective Date, (ii) remaining shares in equal monthly amounts over the next 24 months following the grant date. The Company recognized $11,713 of stock-based compensation expense during the year ended September 30, 2020.

(5)	Consists of options to purchase 500,000 shares of common stock exercisable at $0.102 per share over 10 years that vested immediately as to one-quarter of the shares, one year from the grant date as to one-quarter of the shares, two years from the grant date as to one-quarter of the shares, and three years following the grant date as to the remaining one-quarter of the shares issued as a signing bonus on September 25, 2019, and options to purchase 750,000 shares of common stock exercisable at $0.10 per share over 10 years that vested as to (i) one-third of such shares on the Effective Date, (ii) remaining shares in equal monthly amounts over the next 24 months following the grant date issued as a bonus on March 9, 2020. The Company recognized $38,760 and $185 of stock-based compensation expense during the years ended September 30, 2020 and 2019, respectively. The options terminated on September 30, 2020, pursuant to Mr. Remenda’s resignation.

(6)	See Note 15 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

We entered into an employment agreement with Kyle Remenda on September 25, 2019 under which he served as our Chief Executive Officer. Pursuant to the employment agreement, we agreed to pay Mr. Remenda an annual base salary of $160,000, and awarded him an option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.102 (the closing price of the Company’s Common Stock on the grant date). The option vested as to one-quarter of the shares immediately, with the remaining shares vesting in equal amounts on each of the next three anniversaries of the grant date. The employment agreement was for an initial term of one-year and was to renew automatically for successive one-year periods unless either party provided written notice of non-renewal at least 30-days prior to the expiration of the then term. On July 1, 2020, we entered into a separation and release agreement with Kyle Remenda (the “Separation Agreement”), pursuant to which Mr. Remenda resigned from all of his positions with the Company and its subsidiaries, including his position as Chief Executive Officer of the Company. Pursuant to the Separation Agreement, the Company delivered to Mr. Remenda a certificate for the 2,925,000 shares of the Company’s Common Stock the Company had previously agreed to issue to Mr. Remenda under the Stock Purchase Agreement, dated as of March 9, 2020, among the Company, VSSL Enterprises Ltd., and the stockholders of VSSL, and agreed to pay Mr. Remenda the aggregate amount of $87,136.42 (representing Mr. Remenda’s unpaid salary through September 25, 2020), in 12 equal monthly installments. As of September 30, 2020, a total of $79,875 remained unpaid.

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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2020.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price		Option Expiration Date

Dennis Hartmann, Interim President	250,000	(1)	187,500	(1)	$0.10		January 31, 2030

Todd Peterson, Chief Financial Officer	500,000	(2)	250,000	(2)	$0.10		March 25, 2030
	100,000	(3)	-0-	(3)	$0.13	(4)	June 19, 2025

(1) Options granted on January 31, 2020, vest as to (i) one-quarter of such shares on the Effective Date, (ii) an additional one-quarter of such shares on the one-year anniversary of the Effective Date, (iii) an additional one-quarter of such shares on the two-year anniversary of the Effective Date, and (iv) the remaining one-quarter of such shares on the three-year anniversary of the Effective Date.

(2) Options granted on March 25, 2020, vest as to (i) one-third of such shares on the Effective Date, (ii) remaining shares in equal monthly amounts over the next 24 months following the grant date.

(3) Options granted on June 19, 2015, vested in four equal annual installments, commencing three months from the date of grant, and continuing on the next three quarters thereof until fully vested.

(4) Exercise price of options were repriced on January 7, 2019 to $0.13 per share.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2020.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2020, and for Dennis Hartmann, who was received the compensation below for his service as a director prior to his appointment as our Interim President in August 2020.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bruce Raben(1)	$22,500	$-	$49,894	$-	$-	$36,000	$108,394
Ed DeFrank(2)	$12,000	$-	$17,078	$-	$-	$-	$29,078
Dennis Hartmann(3)	$12,000	$-	$17,078	$-	$-	$-	$29,078

(1) We have agreed to compensate Mr. Raben a total of $7,500 in cash per quarter for his service as a director. On March 9, 2020, we granted Bruce Raben an option to purchase 1,000,000 shares of common stock at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 110% and a call option value of $0.0499, was $49,894. “All other compensation” consists of cash payments of $27,000 for consulting fees.

(2) On January 31, 2020, we granted Mr. DeFrank an option to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078.

(3) On January 31, 2020, we granted Mr. Hartmann an option to purchase 250,000 shares of common stock at an exercise price of $0.10 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 238% and a call option value of $0.0683, was $17,078.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 16, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann, Interim President and Director(3)	125,000	*	-	-
Todd A. Peterson, CFO(4)	3,981,408	6.2%	-	-
Bruce Raben, Chairman(5)	1,366,667	2.1%	-	-
Ed DeFrank, Director(6)	125,000	*
Directors and Officers as a Group (4 persons)	5,598,075	8.5%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 64,065,390 shares of Common Stock outstanding as of January 16, 2021. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of January 16, 2021, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 125,000 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 100,000 shares of common stock exercisable at $0.13 per share, and options to purchase 319,444 shares of common stock exercisable at $0.10 per share.

(5)	Includes options to purchase 500,000 shares of common stock exercisable at $0.13 per share, and options to purchase 666,667 shares of common stock exercisable at $0.10 per share.

(6)	Includes options to purchase 125,000 shares of common stock exercisable at $0.10 per share.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors currently consists of Bruce Raben, Dennis Hartmann and Ed DeFrank. Our Board of Directors has determined that Mr. Raben and Mr. DeFrank, constituting a majority of our directors, are “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. Principal AccountING Fees And Services

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2020 and 2019. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2020	2019
Audit fees:(1)	$44,500	$44,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$44,500	$44,000

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.7*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Amended and Restated Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of June 21, 2016 (incorporated by reference to Exhibit 10.5 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.6	Amendment to Employment Agreement between Digipath, Inc. and Todd Denkin, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.7	Employment, Confidentiality and Proprietary Rights Agreement, dated as of June 19, 2015, between Digipath, Inc. and Todd A. Peterson (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 23, 2015)

10.8	Amendment to Employment Agreement between Digipath, Inc. and Todd Peterson, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2017)
10.9	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.10	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.11	Binding Letter of Intent between Digipath, Inc., VSSL Enterprises Ltd., Kyle Remenda and Philippe Henry, dated September 25, 2019 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.12	Consulting Agreement between Digipath, Inc. and Philippe Henry, dated September 25, 2019 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.13	Separation and Release Agreement between Digipath, Inc. and Todd Denkin, dated September 26, 2019 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.14	Employment Agreement between Digipath, Inc. and Kyle Remenda, dated September 25, 2019 (incorporated by reference to Exhibit 10.4 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 30, 2019)
10.15	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.16	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.17	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.18	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.19	Paycheck Protection Program Loan Note between Digipath, Inc. and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.20	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.21	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2020)
10.22	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.23	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.24	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Dennis Hartmann
Dennis Hartmann
Interim President and Director

Dated:	January 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Hartmann	Interim President
Dennis Hartmann	(Principal Executive Officer)	January 29, 2021

/s/ Todd A. Peterson	Chief Financial Officer and Secretary	January 29, 2021
Todd A. Peterson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Raben	Director	January 29, 2021
Bruce Raben

/s/ Ed DeFrank	Director	January 29, 2021
Ed DeFrank

