Form 10-Q
period 2020-12-31
Digipath, Inc.
filed 2021-02-12
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).’

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

The number of shares of registrant’s common stock outstanding as of February 12, 2021 was 64,065,390.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash	$79,070	$82,749
Accounts receivable, net	130,259	242,145
Other current assets	45,222	53,673
Deposits	18,675	18,675
Total current assets	273,226	397,242

Right-of-use asset	483,200	505,706
Fixed assets, net	802,140	885,405

Total Assets	$1,558,566	$1,788,353

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$460,088	$387,946
Accrued expenses	159,887	163,152
Short term advances	50,112	50,112
Current portion of operating lease liabilities	86,889	84,731
Current portion of finance lease liabilities	34,053	32,532
Current maturities of notes payable	55,102	54,317
Total current liabilities	846,131	772,790

Non-current liabilities:
Operating lease liabilities	401,170	423,752
Finance lease liabilities	11,912	20,379
Notes payable	404,833	418,907
Convertible notes payable, net of discounts of $-0- and $8,322 at December 31, 2020 and September 30, 2020, respectively	1,200,000	1,241,678
Total non-current liabilities	2,017,915	2,104,716

Total Liabilities	2,864,046	2,877,506

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 64,065,390 and 58,270,567 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	64,065	58,271
Additional paid-in capital	16,284,916	16,116,400
Accumulated (deficit)	(17,655,787)	(17,265,150)

Total Stockholders’ Equity (Deficit)	(1,305,480)	(1,089,153)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,558,566	$1,788,353

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2020	2019

Revenues	$500,385	$808,930
Cost of sales	420,885	405,481
Gross profit	79,500	403,449

Operating expenses:
General and administrative	225,050	388,432
Professional fees	114,544	183,633
Bad debts expense	88,170	43,250
Total operating expenses	427,764	615,315

Operating loss	(348,264)	(211,866)

Other income (expense):
Other income	-	21,000
Interest expense	(42,373)	(29,561)
Total other income (expense)	(42,373)	(8,561)

Net loss	$(390,637)	$(220,427)

Weighted average number of common shares outstanding - basic and fully diluted	58,423,853	48,372,600

Net loss per share - basic and fully diluted	$(0.01)	$(0.00)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended December 31, 2019
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$(14,955,660)	$425,866

Common stock issued for services	-	-	171,233	172	24,578	-	24,750

Common stock options issued for services	-	-	-	-	17,677	-	17,677

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(220,427)	(220,427)

Balance, December 31, 2019	1,325,942	$1,326	48,532,666	$48,533	$15,374,094	$(15,176,087)	$247,866

	For the Three Months Ended December 31, 2020
	Series A Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)

Balance, September 30, 2020	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$(17,265,150)	$(1,089,153)

Common stock sold for cash	-	-	900,000	900	19,350	-	20,250

Common stock issued for debt conversions	-	-	3,666,668	3,666	106,334	-	110,000

Common stock issued for services	-	-	1,228,155	1,228	25,772	-	27,000

Common stock options issued for services	-	-	-	-	17,060	-	17,060

Net loss for the three months ended December 31, 2020	-	-	-	-	-	(390,637)	(390,637)

Balance, December 31, 2020	1,325,942	$1,326	64,065,390	$64,065	$16,284,916	$(17,655,787)	$(1,305,480)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(390,637)	$(220,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	88,170	43,250
Depreciation and amortization expense	83,265	70,874
Stock issued for services	27,000	24,750
Options and warrants granted for services	17,060	17,677
Amortization of debt discounts	8,322	8,321
Decrease (increase) in assets:
Accounts receivable	23,716	(146,062)
Other current assets	8,451	19,663
Inventory	-	(37,900)
Deposits	-	26,057
Right-of-use assets	22,506	47,376
Increase (decrease) in liabilities:
Accounts payable	72,142	77,842
Accrued expenses	(3,265)	(48,947)
Lease liabilities	(20,424)	(46,398)
Net cash used in operating activities	(63,694)	(163,924)

Cash flows from investing activities
Purchase of fixed assets	-	(90,315)
Net cash used in investing activities	-	(90,315)

Cash flows from financing activities
Proceeds from short term advances	-	25,000
Principal payments on finance lease	(6,946)	(25,843)
Principal payments on note payable, equipment financing	(13,289)	-
Proceeds from convertible notes	60,000	-
Proceeds from sale of common stock	20,250	-
Net cash provided by (used in) financing activities	60,015	(843)

Net decrease in cash	(3,679)	(255,082)
Cash - beginning	82,749	323,739
Cash - ending	$79,070	$68,657

Supplemental disclosures:
Interest paid	$14,179	$7,125
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fixed assets acquired with capitalized finance lease	$-	$99,193
Fixed assets acquired with note payable, equipment financing	$-	$291,931
Value of shares issued for conversion of debt	$110,000	$-

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

Organization

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and hopes to open labs in other states and countries that have legalized the sale of cannabis, beginning with California or Arizona.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2020:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc.	Nevada	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,655,787, negative working capital of $572,905, and as of December 31, 2020, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2020 and September 30, 2020, respectively:

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$79,070	$-	$-
Total assets	79,070	-	-
Liabilities
Short term advances	-	50,112	-
Lease liabilities	-	-	534,024
Notes payable	-	459,935	-
Convertible notes payable	-	-	1,200,000
Total liabilities	-	510,047	1,734,024
	$79,070	$(510,047)	$(1,734,024)

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$82,749	$-	$-
Total assets	82,749	-	-
Liabilities
Short term advances	-	50,112	-
Lease liabilities	-	-	561,394
Notes payable	-	473,224	-
Convertible notes payable, net of discounts of $8,322	-	-	1,241,678
Total liabilities	-	523,336	1,803,072
	$82,749	$(523,336)	$(1,803,072)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 liabilities consist of lease liabilities and a total of $1,200,000 of convertible debentures and $1,250,000 of convertible debentures, net of discounts of $8,322, as of December 31, 2020 and September 30, 2020, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2020 or the year ended September 30, 2020.

Note 5 – Accounts Receivable

Accounts receivable was $130,259 and $242,145 at December 31, 2020 and September 30, 2020, respectively, net of allowance for uncollectible accounts of $216,302 and $128,944 at December 31, 2020 and September 30, 2020, respectively.

Note 6 – Other Current Assets

Other current assets consist of the following:

	December 31,	September 30,
	2020	2020
Prepaid expenses	$39,901	$48,151
Other receivable	5,321	5,522
Total other current assets	$45,222	$53,673

Note 7 – Fixed Assets

Fixed assets consist of the following at December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020
Software	$124,697	$124,697
Office equipment	74,777	74,777
Furniture and fixtures	29,879	29,879
Lab equipment	1,398,716	1,398,716
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	99,193
	2,221,379	2,221,379
Less: accumulated depreciation	(1,419,239)	(1,335,974)
Total	$802,140	$885,405

Depreciation and amortization expense totaled $83,265 and $70,874 for the three months ended December 31, 2020 and 2019, respectively.

Note 8 – Leases

The Company leases its operating and office facility under a non-cancelable real property lease agreement that expires on August 31, 2025. The Company also has a financing lease for lab equipment subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Three
Months Ended
December 31,
2020
Operating lease cost	$29,718
Finance lease cost:
Amortization of assets	6,946
Interest on lease liabilities	2,330
Total lease cost	$38,994

Supplemental balance sheet information related to leases was as follows:

December 31,
2020
Operating leases:
Operating lease assets	$483,200

Current portion of operating lease liabilities	$86,889
Noncurrent operating lease liabilities	401,170
Total operating lease liabilities	$488,059
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(24,798)
Equipment, net	$74,395

Current portion of finance lease liability	$34,053
Noncurrent finance lease liability	11,912
Total finance lease liability	$45,965

Weighted average remaining lease term:
Operating leases	4.67 years
Finance leases	1.30 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Three
Months Ended
December 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$20,424
Financing cash flows used for finance leases	$6,946

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$528,616
Total finance lease liabilities	$99,193

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of December 31, 2020:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2021*	$84,147
2022	115,550
2023	119,468
2024	123,543
2025	116,891
$559,599

* Liability pertains to the remaining nine month period from January 1, 2021 through September 30, 2021.

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at December 31, 2020:

Finance
Leases

2021*	$30,921
2022	21,644
Total minimum lease payments	52,565
Less interest	6,600
Present value of lease liabilities	45,965
Less current portion	34,053
Long-term lease liabilities	$11,912

* Liability pertains to the remaining nine month period from January 1, 2021 through September 30, 2021.

Note 9 – Short Term Advances

Short term advances consist of the following at December 31, 2020 and September 30, 2019, respectively:

	December 31,	September 30,
	2020	2020

On July 20, 2020, we received $30,112 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8.0% per annum.	$30,112	$30,112

On January 21, 2020, we received $20,000 as a short-term loan from one of our convertible noteholders. No interest expense was recognized.	20,000	20,000

On December 26, 2019, we received $25,000 as a short-term loan from one of our convertible noteholders. The advance was subsequently repaid on February 6, 2020. No interest expense was recognized.	-	-

Total short term advances	$50,112	$50,112

The Company recorded interest expense pursuant to the stated interest rates on the short term loans in the amount of $1,023 for the three months ended December 31, 2020.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 –Notes Payable

Notes payable consists of the following at December 31, 2020 and September 30, 2019, respectively:

	December 31,	September 30,
	2020	2020

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note carried interest at 1.00% per annum, payable monthly beginning December 22, 2020, and was due on June 22, 2025. The Digipath, Inc. Subsequent to the end of the quarter ended December 31, 2021, PPP Note and interest was forgiven by the Small Business Administration (“SBA”) on January 12, 2021.	$40,114	$40,114

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

Under the Payroll Protection Program, Labs will be eligible for loan forgiveness up to the full amount of the Labs PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that Labs spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the Labs PPP Note. No assurance is provided that Labs will obtain forgiveness under the Labs PPP Note in whole or in part.	179,920	179,920

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	239,901	253,190

Total notes payable	459,935	473,224
Less: current maturities	(55,102)	(54,317)
Notes payable	$404,833	$418,907

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $4,131 and $3,819 during the three months ended December 31, 2020 and 2019, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Notes Payable

Convertible notes payable consists of the following at December 31, 2020 and September 30, 2020, respectively:

	December 31,	September 30,
	2020	2020

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds that were received on January 4, 2021, and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	300,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	200,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the year ended September 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,200,000	1,250,000
Less: unamortized debt discounts	-	(8,322)
	1,200,000	1,241,678
Less: current maturities	-	-
Convertible notes payable	$1,200,000	$1,241,678

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $-0- and $8,322 during the three months ended December 31, 2020 and 2019, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $26,567 and $14,115 for the three months ended December 31, 2020 and 2019, respectively.

The Company recognized interest expense for the three months ended December 31, 2020 and 2019, respectively, as follows:

	December 31,	December 31,
	2020	2019

Interest on short term loans	$1,023	$-
Interest on capital leases	2,330	3,306
Interest on notes payable	4,131	3,819
Amortization of beneficial conversion features	8,322	8,321
Interest on convertible notes	26,567	14,115
Total interest expense	$42,373	$29,561

Note 12 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2020, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at December 31, 2020 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 64,065,390 shares were issued and outstanding as of February 12, 2021.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock Sales

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

Debt Conversions

On December 29, 2020, the three holders of the Company’s 9% Secured Convertible Notes converted debt in the aggregate original principal amount of $110,000 into an aggregate of 3,666,668 shares at a conversion price of $0.03 per share.

Common Stock Issued for Services

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

Amortization of Stock-Based Compensation

A total of $17,060 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the three months ended December 31, 2020.

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

A total of 2,820,000 options were outstanding as of December 31, 2020. During the three months ended December 31, 2020, options to purchase an aggregate total of 750,000 shares of common stock at a weighted average exercise price of $0.10 per share expired.

Note 14 – Common Stock Warrants

Warrants to purchase a total of 3,877,024 shares of common stock were outstanding as of December 31, 2020.

During the three months ended December 31, 2020, warrants to purchase an aggregate total of 397,245 shares of common stock at a weighted average exercise price of $0.26 per share expired.

Note 15 – Other Income (Expense)

Other income (expense) for the three months ended December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Rental income on subleases	$-	$21,000
Interest expense	(42,373)	(29,561)
	$(42,373)	$(8,561)

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 16 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended December 31, 2020 and the year ended September 30, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2020, the Company had approximately $13,056,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2020 and September 30, 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2020 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,		Increase /
	2020	2019	(Decrease)
Revenues	$500,385	$808,930	$(308,545)
Cost of sales	420,885	405,481	15,404
Gross profit (loss)	79,500	403,449	(323,949)

Operating expenses:
General and administrative	225,050	388,432	(163,382)
Professional fees	114,544	183,633	(69,089)
Bad debts expense	88,170	43,250	44,920
Total operating expenses:	427,764	615,315	(187,551)

Operating loss	(348,264)	(211,866)	136,398

Total other income (expense)	(42,373)	(8,561)	33,812

Net loss	$(390,637)	$(220,427)	$170,210

Revenues

Aggregate revenues for the three months ended December 31, 2020 were $500,385, compared to revenues of $808,930 during the three months ended December 31, 2019, a decrease of $308,545, or 38%. The decrease in revenue was due to the effects the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the three months ended December 31, 2020 were $420,885, compared to $405,481 during the three months ended December 31, 2019, an increase of $15,404, or 4%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period were primarily due to increased maintenance costs related to machinery failures. Our gross margins of approximately 16% and 50% during the three months ended December 31, 2020 and 2019, respectively, translated to $323,949 of decreased gross profit in the current period. Our margins were significantly affected by the decline in revenues, given our inability to cut fixed costs, including rent, depreciation and maintenance contracts on our lab equipment.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2020 were $225,050, compared to $388,432 during the three months ended December 31, 2019, a decrease of $163,382, or 42%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $16,952 and $18,400 during the three months ended December 31, 2020 and 2019, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the three months ended December 31, 2020 were $114,544, compared to $183,633 during the three months ended December 31, 2019, a decrease of $69,089, or 38%. Professional fees included non-cash, stock-based compensation of $27,108 and $24,027 during the three months ended December 31, 2020 and December 31, 2019, respectively. Professional fees decreased primarily due to decreased consulting services during the current period as we focused primarily on the lab operations during the current period.

Bad Debts Expense

Bad debts expense for the three months ended December 31, 2020 was $88,170, compared to $43,250 during the three months ended December 31, 2019, an increase of $44,920, or 104%. Bad debts expense increased during the current period primarily as our allowance for doubtful accounts increased from $128,944 to $216,302 during the quarter.

Operating Loss

Our operating loss for the three months ended December 31, 2020 was $348,264, compared to $211,866 during the three months ended December 31, 2019, an increase of $136,398, or 64%. Our operating loss increased primarily due to decreased gross profits, as diminished partly by overhead cost savings, as we focused all of our efforts on operating the lab due to the effects of Covid-19 during the three months ended December 31, 2020, compared to the three months ended December 31, 2019.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2020 was $42,373, compared to other expense, on a net basis, of $8,561 during the three months ended December 31, 2019, a net increase of $33,812. Other expense consisted of $42,373 of interest expense, compared to $29,561 of interest expense, as offset by $21,000 of sublet rental income, during the three months ended December 31, 2019.

Net Loss

Net loss for the three months ended December 31, 2020 was $390,637, compared to $220,427 during the three months ended December 31, 2019, an increase of $170,210, or 77%. The increased net loss was due primarily to reductions in gross profits due to decreased gross profits, as diminished partly by overhead cost savings, as we focused all of our efforts on operating the lab due to the effects of Covid-19, as described above, in addition to increased interest on debt financing during the three months ended December 31, 2020, compared to the three months ended December 31, 2019.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended December 31, 2020 and 2019:

	2020	2019
Operating Activities	$(63,694)	$(163,924)
Investing Activities	-	(90,315)
Financing Activities	60,015	(843)
Net Increase (Decrease) in Cash	$(3,679)	$(255,082)

Net Cash Used in Operating Activities

During the three months ended December 31, 2020, net cash used in operating activities was $63,694, compared to net cash used in operating activities of $163,924 for the same period ended December 31, 2019. The decrease in cash used in operating activities was primarily attributable to our improved collection efforts on our outstanding receivables, as offset in part by our increased net loss.

Net Cash Used in Investing Activities

We did not engage in investing activities during the three months ended December 31, 2020. During the three months ended December 31, 2019, net cash used in investing activities was $90,315, consisting of investments made for cannabis testing equipment and the purchase of VSSL Enterprises, Ltd.

Net Cash Provided by (Used in) Financing Activities

During the three months ended December 31, 2020, net cash provided by financing activities was $60,015, compared to net cash used in financing activities of $843 for the same period ended December 31, 2019. The current period consisted primarily of $60,000 of proceeds received on convertible note financing, proceeds of $20,250 from the sale of stock, as offset by $6,946 of principal payments on an equipment lease and $13,289 of principal payments on an equipment loan, compared to $25,843 of principal finance lease payments on equipment, as offset by $25,000 of proceeds received on a short term advance in the comparative period.

Ability to Continue as a Going Concern

As of December 31, 2020, our balance of cash on hand was $79,070. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Interim President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Interim President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended December 31, 2020:

Common Stock Sold For Cash

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

Common Stock Issued for Debt Conversions

On December 29, 2020, the Company and the three holders of its 9% Secured Convertible Notes converted debt in the aggregate original principal amount of $110,000 into an aggregate 3,666,668 shares at a conversion rate of $0.03 per share.

Common Stock Issued for Services

On December 25, 2020, we issued 728,155 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On December 28, 2020, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services.

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

Date: February 12, 2021

DIGIPATH, INC.

By:	/s/ Dennis Hartmann
Name:	Dennis Hartmann
Title:	Interim President and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

