Form 10-Q
period 2021-03-31
Digipath, Inc.
filed 2021-05-17
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of May 14, 2021 was 68,181,820.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$113,706	$82,749
Accounts receivable, net	210,730	242,145
Other current assets	40,996	53,673
Deposits	18,675	18,675
Total current assets	384,107	397,242

Right-of-use asset	460,398	505,706
Fixed assets, net	725,175	885,405

Total Assets	$1,569,680	$1,788,353

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$329,307	$387,946
Accrued expenses	190,742	163,152
Short term advances	90,112	50,112
Current portion of operating lease liabilities	89,078	84,731
Current portion of finance lease liabilities	33,146	32,532
Current maturities of notes payable	55,898	54,317
Total current liabilities	788,283	772,790

Non-current liabilities:
Operating lease liabilities	378,262	423,752
Finance lease liabilities	3,050	20,379
Notes payable	350,443	418,907
Convertible notes payable, net of discounts of $-0- and $8,322 at March 31, 2021 and September 30, 2020, respectively	1,160,000	1,241,678
Total non-current liabilities	1,891,755	2,104,716

Total Liabilities	2,680,038	2,877,506

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 68,181,820 and 58,270,567 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	68,182	58,271
Additional paid-in capital	16,457,720	16,116,400
Accumulated (deficit)	(17,637,586)	(17,265,150)

Total Stockholders’ Equity (Deficit)	(1,110,358)	(1,089,153)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,569,680	$1,788,353

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$633,160	$754,982	$1,133,545	$1,563,912
Cost of sales	416,915	497,029	837,800	902,510
Gross profit	216,245	257,953	295,745	661,402

Operating expenses:
General and administrative	211,961	406,919	437,011	795,351
Professional fees	107,819	327,434	222,363	511,067
Change in allowance for doubtful accounts	(106,155)	117,870	(17,985)	161,120
Total operating expenses	213,625	852,223	641,389	1,467,538

Operating income (loss)	2,620	(594,270)	(345,644)	(806,136)

Other income (expense):
Other income	47,918	21,000	47,918	42,000
Interest expense	(32,337)	(35,873)	(74,710)	(65,434)
Total other income (expense)	15,581	(14,873)	(26,792)	(23,434)

Net income (loss)	$18,201	$(609,143)	$(372,436)	$(829,570)

Weighted average number of common shares outstanding - basic	65,418,890	50,586,842	61,882,937	49,473,671
Weighted average number of common shares outstanding - fully diluted	114,702,490	50,586,842	111,166,537	49,473,671

Net income (loss) per share - basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per share - fully diluted	$0.00	$(0.01)	$0.00	$(0.02)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2020
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, December 31, 2019	1,325,942	$1,326	48,532,666	$48,533	$15,374,094	$-	$(15,176,087)	$47,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	998,756	999	(8,536)	37,500	-	29,963

Common stock options issued for services	-	-	-	-	20,611	-	-	20,611

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	(609,143)	(609,143)

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

	For the Three Months Ended March 31, 2021
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, December 31, 2020	1,325,942	$1,326	64,065,390	$64,065	$16,284,916	$-	$(17,655,787)	$(1,305,480)

Common stock issued for debt conversions	-	-	3,000,000	3,000	87,000	-	-	90,000

Common stock issued for services, related parties	-	-	866,430	867	47,913	-	-	48,780

Common stock issued for services	-	-	250,000	250	13,825	-	-	14,075

Common stock options issued for services, related parties	-	-	-	-	8,244	-	-	8,244

Common stock options issued for services	-	-	-	-	15,822	-	-	15,822

Net income for the three months ended March 31, 2021	-	-	-	-	-	-	18,201	18,201

Balance, March 31, 2021	1,325,942	$1,326	68,181,820	$68,182	$16,457,720	$-	$(17,637,586)	$(1,110,358)

	For the Six Months Ended March 31, 2020
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$-	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	1,169,989	1,171	16,042	37,500	-	54,713

Common stock options issued for services	-	-	-	-	38,288	-	-	38,288

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the six months ended March 31, 2020	-	-	-	-	-	-	(829,570)	(829,570)

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

	For the Six Months Ended March 31, 2021
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, September 30, 2020	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$-	$(17,265,150)	$(1,089,153)

Common stock sold for cash, related party	-	-	900,000	900	19,350	-	-	20,250

Common stock issued for debt conversions	-	-	6,666,668	6,666	193,334	-	-	200,000

Common stock issued for services, related parties	-	-	1,594,585	1,595	62,185	-	-	63,780

Common stock issued for services	-	-	750,000	750	25,325	-	-	26,075

Common stock options issued for services, related parties	-	-	-	-	22,186	-	-	22,186

Common stock options issued for services	-	-	-	-	18,940	-	-	18,940

Net loss for the six months ended March 31, 2021	-	-	-	-	-	-	(372,436)	(372,436)

Balance, March 31, 2021	1,325,942	$1,326	68,181,820	$68,182	$16,457,720	$-	$(17,637,586)	$(1,110,358)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(372,436)	$(829,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(17,985)	43,250
Depreciation and amortization expense	159,209	156,171
Loss on disposal of fixed assets	2,227	-
Gain on early extinguishment of debt	(40,338)	-
Stock issued for services	89,855	54,713
Options and warrants granted for services	41,126	108,300
Amortization of debt discounts	8,322	16,552
Decrease (increase) in assets:
Accounts receivable	49,400	(138,000)
Other current assets	12,677	31,258
Inventory	-	(37,900)
Deposits	-	26,057
Right-of-use assets	45,308	95,423
Increase (decrease) in liabilities:
Accounts payable	(58,639)	103,736
Accrued expenses	27,814	6,971
Lease liabilities	(41,143)	(93,465)
Net cash used in operating activities	(94,603)	(456,504)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	-	143
Cash paid for purchase of VSSL Enterprises, Ltd.	-	(200,000)
Purchase of fixed assets	(1,206)	(135,791)
Net cash used in investing activities	(1,206)	(335,648)

Cash flows from financing activities
Proceeds from short term advances	40,000	25,000
Repayments of short term advances	-	(25,000)
Principal payments on finance lease	(16,715)	(35,387)
Principal payments on note payable, equipment financing	(26,769)	(12,729)
Proceeds from convertible notes	110,000	550,000
Proceeds from sale of common stock	20,250	56,500
Net cash provided by financing activities	126,766	558,384

Net increase (decrease) in cash	30,957	(233,768)
Cash - beginning	82,749	323,739
Cash - ending	$113,706	$89,971

Supplemental disclosures:
Interest paid	$32,294	$16,601
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of net assets acquired from affiliate in business combination	$-	$18,871
Fair value of common stock paid to affiliate in business combination	$-	$373,750
Fixed assets acquired with capitalized finance lease	$-	$99,193
Fixed assets acquired with note payable, equipment financing	$200,000	$291,931

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies

Organization

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and hopes to open labs in other states that have legalized the sale of cannabis, beginning with California or Arizona.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2021:

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

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

In November 2019, the FASB issued ASU 2019-12 – Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 are part of an initiative to reduce complexity in accounting standards and simplify the accounting for income taxes by removing certain exceptions from Topic 740 and making minor improvements to the codification. ASU 2019-12 and its related amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The provisions of this update did not have a material impact on the Company’s financial position or results of operations.

No other new accounting pronouncements, issued or effective during the period ended March 31, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,637,586, negative working capital of $404,176, and as of March 31, 2021, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

Note 3 – Related Party Transactions

Board of Directors Compensation

On March 25, 2021, the Board of Directors approved changes to the compensation arrangements for each of Edmond A. DeFrank and Dennis Hartmann for serving as directors of the Company, as follows:

●	Effective April 1, 2021, annual compensation is increased from $18,000 to $30,000, payable in quarterly installments of $7,500 each; and

●	Such compensation may now be paid in shares of common stock of the Company instead of cash, at the discretion of the Company.

In connection with the foregoing, the Board of Directors of the Company also approved changes to the compensation arrangements for Bruce Raben for serving as the Company’s Chairman of the Board, as follows:

●	Effective April 1, 2021, annual compensation has been increased from $30,000 to $60,000, payable in quarterly installments of $15,000 each; and

●	Such compensation may now be paid in shares of common stock of the Company instead of cash, at the discretion of the Company.

Common Stock Sold for Cash

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

Common Stock Issued for Services

On March 25, 2021, the Company issued 266,430 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2021, the Board also approved the issuance of 200,000 shares of Common Stock as a bonus to each of Edmond A. DeFrank, Dennis Hartmann and Bruce Raben, or 600,000 shares in the aggregate. The aggregate fair value of the common stock was $33,780 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820 – Fair Value Measurement (“ASC 820”). Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2021 and September 30, 2020, respectively:

	Fair Value Measurements at March 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$113,706	$-	$-
Total assets	113,706	-	-
Liabilities
Short term advances	-	90,112	-
Lease liabilities	-	-	503,536
Notes payable	-	406,341	-
Convertible notes payable	-	-	1,160,000
Total liabilities	-	496,453	1,663,536
	$113,706	$(496,453)	$(1,663,536)

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$82,749	$-	$-
Total assets	82,749	-	-
Liabilities
Short term advances	-	50,112	-
Lease liabilities	-	-	561,394
Notes payable	-	473,224	-
Convertible notes payable, net of discounts of $8,322	-	-	1,241,678
Total liabilities	-	523,336	1,803,072
	$82,749	$(523,336)	$(1,803,072)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 3 liabilities consist of lease liabilities and a total of $1,160,000 of convertible debentures and $1,250,000 of convertible debentures, net of discounts of $-0- and $8,322, as of March 31, 2021 and September 30, 2020, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2021 or the year ended September 30, 2020.

Note 5 – Accounts Receivable

Accounts receivable was $210,730 and $242,145 at March 31, 2021 and September 30, 2020, respectively, net of allowance for uncollectible accounts of $110,243 and $128,944 at March 31, 2021 and September 30, 2020, respectively.

Note 6 – Other Current Assets

Other current assets consist of the following:

	March 31,	September 30,
	2021	2020
Prepaid expenses	$35,612	$48,151
Other receivable	5,384	5,522
Total other current assets	$40,996	$53,673

Note 7 – Fixed Assets

Fixed assets consist of the following at March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020
Software	$125,903	$124,697
Office equipment	71,601	74,777
Furniture and fixtures	29,879	29,879
Lab equipment	1,398,716	1,398,716
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	99,193
	2,219,409	2,221,379
Less: accumulated depreciation	(1,494,234)	(1,335,974)
Total	$725,175	$885,405

On March 31, 2021, we distributed fixed assets with an aggregate net book value of $2,227 to our former CEO in satisfaction of accrued payroll that was owed. The fixed assets consisted of office equipment with a historical cost basis of $3,176 and accumulated depreciation of $949, resulting in a loss of $2,227 that was settled against the amount of unpaid compensation that was owed.

Depreciation and amortization expense totaled $159,209 and $156,171 for the six months ended March 31, 2021 and 2020, respectively.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

For the Six
Months Ended
March 31,
2021
Finance lease cost	$21,644
Operating lease cost:
Amortization of assets	45,308
Interest on lease liabilities	14,129
Total lease cost	$59,437

Supplemental balance sheet information related to leases was as follows:

March 31,
2021
Operating leases:
Operating lease assets	$460,398

Current portion of operating lease liabilities	$89,078
Noncurrent operating lease liabilities	378,262
Total operating lease liabilities	$467,340
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(29,758)
Equipment, net	$69,435

Current portion of finance lease liability	$33,146
Noncurrent finance lease liability	3,050
Total finance lease liability	$36,196

Weighted average remaining lease term:
Operating leases	4.42 years
Finance leases	1.05 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Six
Months Ended
March 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$41,143
Financing cash flows used for finance leases	$16,715

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of March 31, 2021:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2021 (for the six months remaining)	$56,511
2022	115,550
2023	119,468
2024	123,543
2025	116,891
$531,963

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at March 31, 2021:

Finance
Leases

2021 (for the six months remaining)	$18,553
2022	21,644
Total minimum lease payments	40,197
Less interest	4,001
Present value of lease liabilities	36,196
Less current portion	33,146
Long-term lease liabilities	$3,050

Note 9 – Short Term Advances

Short term advances consist of the following at March 31, 2021 and September 30, 2020, respectively:

	March 31,	September 30,
	2021	2020

On March 23, 2021, we received $40,000 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.	$40,000	$-

On July 20, 2020, we received $30,112 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.	30,112	30,112

On January 21, 2020, we received $20,000 as a short-term loan from one of our convertible noteholders. No interest expense was recognized.	20,000	20,000

Total short term advances	$90,112	$50,112

The Company recorded interest expense pursuant to the stated interest rates on the short term loans in the amount of $1,687 for the six months ended March 31, 2021.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 –Notes Payable

Notes payable consists of the following at March 31, 2021 and September 30, 2020, respectively:

	March 31,	September 30,
	2021	2020

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note carried interest at 1.00% per annum, payable monthly beginning December 22, 2020, and was due on June 22, 2025. On January 12, 2021, the PPP Note and interest was forgiven, resulting in a gain on early extinguishment of debt in the amount of $40,338.	$-	$40,114

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

Under the Payroll Protection Program, Labs will be eligible for loan forgiveness up to the full amount of the Labs PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that Labs spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the Labs PPP Note. No assurance is provided that Labs will obtain forgiveness under the Labs PPP Note in whole or in part.	179,920	179,920

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	226,421	253,190

Total notes payable	406,341	473,224
Less: current maturities	(55,898)	(54,317)
Notes payable	$350,443	$418,907

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $7,970 and $7,955 during the six months ended March 31, 2021 and 2020, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Notes Payable

Convertible notes payable consists of the following at March 31, 2021 and September 30, 2020, respectively:

	March 31,	September 30,
	2021	2020

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds that were received on January 4, 2021, and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share.	110,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the year ended September 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,160,000	1,250,000
Less: unamortized debt discounts	-	(8,322)
	1,160,000	1,241,678
Less: current maturities	-	-
Convertible notes payable	$1,160,000	$1,241,678

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $-0- and $8,322 during the six months ended March 31, 2021 and 2020, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $51,802 and $34,796 for the six months ended March 31, 2021 and 2020, respectively.

The Company recognized interest expense for the six months ended March 31, 2021 and 2020, respectively, as follows:

	March 31,	March 31,
	2021	2020

Interest on short term loans	$1,687	$-
Interest on capital leases	4,929	6,131
Interest on notes payable	7,970	7,955
Amortization of beneficial conversion features	8,322	16,552
Interest on convertible notes	51,802	34,796
Total interest expense	$74,710	$65,434

Note 12 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2021, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at March 31, 2021 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 68,181,820 shares were issued and outstanding as of March 31, 2021.

Common Stock Sales

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debt Conversions

On February 22, 2021, a convertible noteholder converted $90,000 of principal into 3,000,000 shares at a conversion price of $0.03 per share. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

On December 29, 2020, the three holders of the Company’s 9% Secured Convertible Notes converted debt in the aggregate original principal amount of $110,000 into an aggregate of 3,666,668 shares at a conversion price of $0.03 per share. The note was converted in accordance with the conversion terms; therefore, no gain or loss has been recognized.

Common Stock Issued for Services, Related Parties

On March 25, 2021, the Company issued 266,430 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2021, the Board approved the issuance of 200,000 shares of Common Stock as a bonus to each of Edmond A. DeFrank, Dennis Hartmann and Bruce Raben, or 600,000 shares in the aggregate. The aggregate fair value of the common stock was $33,780 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 25, 2020, the Company issued 728,155 shares of common stock to its CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

Common Stock Issued for Services

On March 25, 2021, the Company issued 250,000 shares of common stock to a consultant as a bonus for services rendered. The aggregate fair value of the common stock was $14,075 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 28, 2020, the Company issued 500,000 shares of common stock to a consultant for services rendered pursuant to his consulting agreement. The aggregate fair value of the common stock was $12,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

Amortization of Stock-Based Compensation

A total of $41,126 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the six months ended March 31, 2021.

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

A total of 3,120,000 options were outstanding as of March 31, 2021. During the six months ended March 31, 2021, options to purchase an aggregate total of 750,000 shares of common stock at a weighted average exercise price of $0.10 per share expired.

Options Granted

On March 25, 2021, we granted options to an individual to purchase 300,000 shares of the Company’s common stock, having an exercise price of $0.06 per share, exercisable over a ten-year term. The options are fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 167% and a call option value of $0.0527, was $15,822, resulting in $15,822 of stock-based compensation expense during the three months ended March 31, 2021.

Options Forfeited

On December 30, 2020, a total of 750,000 options with a weighted average exercise price of $0.10 were forfeited.

Note 14 – Common Stock Warrants

Warrants to purchase a total of 3,877,024 shares of common stock were outstanding as of March 31, 2021.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended March 31, 2021, warrants to purchase an aggregate total of 397,245 shares of common stock at a weighted average exercise price of $0.26 per share expired.

Note 15 – Other Income (Expense)

Other income (expense) for the six months ended March 31, 2021 and 2020 consisted of the following:

	March 31,
	2021	2020
Gain on early extinguishment of debt	$40,338	$-
Settlement of accrued wages owed to former CEO with distribution of assets	7,580	-
Rental income on subleases	-	42,000
Interest expense	(74,710)	(65,434)
	$(26,792)	$(23,434)

Note 16 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended March 31, 2021 and the year ended September 30, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2021, the Company had approximately $13,030,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2021 and September 30, 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Short Term Advance

On April 29, 2021, the Company received $25,000 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

Results of Operations for the Three Months Ended March 31, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Revenues	$633,160	$754,982	$(121,822)
Cost of sales	416,915	497,029	(80,114)
Gross profit	216,245	257,953	(41,708)

Operating expenses:
General and administrative	211,961	406,919	(194,958)
Professional fees	107,819	327,434	(219,615)
Change in allowance for doubtful accounts	(106,155)	117,870	(224,025)
Total operating expenses:	213,625	852,223	(638,598)

Operating income (loss)	2,620	(594,270)	596,890

Total other income (expense)	15,581	(14,873)	30,454

Net income (loss)	$18,201	$(609,143)	$627,344

Revenues

Aggregate revenues for the three months ended March 31, 2021 were $633,160, compared to revenues of $754,982 during the three months ended March 31, 2020, a decrease of $121,822, or 16%. The decrease in revenue was due to the effects the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the three months ended March 31, 2021 were $416,915, compared to $497,029 during the three months ended March 31, 2020, a decrease of $80,114, or 16%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to our decreased sales. Our gross margins were approximately 34% during both the three months ended March 31, 2021 and 2020, which translated to $41,708 of decreased gross profit in the current period. Our margins were significantly affected by the decline in revenues, given our inability to cut fixed costs, including rent, depreciation and maintenance contracts on our lab equipment.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $211,961, compared to $406,919 during the three months ended March 31, 2020, a decrease of $194,958, or 48%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $16,952 and $19,684 during the three months ended March 31, 2021 and 2020, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the three months ended March 31, 2021 were $107,819, compared to $327,434 during the three months ended March 31, 2020, a decrease of $219,615, or 67%. Professional fees included non-cash, stock-based compensation of $44,147 and $100,902 during the three months ended March 31, 2021 and March 31, 2020, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we focused primarily on the lab operations during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts for the three months ended March 31, 2021 resulted in $106,155 of income, compared to $117,870 of expense during the three months ended March 31, 2020, an increase of $224,025, or 190%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $216,302 to $110,147 during the quarter, as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Income (Loss)

Our operating income for the three months ended March 31, 2021 was $2,620, compared to an operating loss of $594,270 during the three months ended March 31, 2020, an increase of $596,890. Our operating income increased primarily due to our decreased allowance for doubtful accounts and overhead cost saving measures we implemented in response to Covid-19 that were not reflected in the three months ended March 31, 2020.

Other Income (Expense)

Other income, on a net basis, for the three months ended March 31, 2021 was $15,581, compared to other expense, on a net basis, of $14,873 during the three months ended March 31, 2020, a net increase of $30,454. Other income consisted of a gain on early extinguishment of debt in the amount of $40,338, a gain on the distribution of $7,580 of previously impaired inventory to our former CEO, as partially offset by interest expense of $32,337 for the three months ended March 31, 2021. Other expense consisted of $35,873 of interest expense, as partially offset by other income, consisting of $21,000 of subleased rental income for the three months ended March 31, 2020.

Net Income (Loss)

Net income for the three months ended March 31, 2021 was $18,201, compared to a net loss of $609,143 during the three months ended March 31, 2020, an increase of $627,344. The increased net income was due to our decreased allowance for doubtful accounts and overhead cost savings, as we cut costs in order to address the economic effects of Covid-19, as described above, in addition to the $40,338 gain on early extinguishment of debt financing during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Results of Operations for the Six Months Ended March 31, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31,		Increase /
	2021	2020	(Decrease)
Revenues	$1,133,545	$1,563,912	$(430,367)
Cost of sales	837,800	902,510	(64,710)
Gross profit	295,745	661,402	(365,657)

Operating expenses:
General and administrative	437,011	795,351	(358,340)
Professional fees	222,363	511,067	(288,704)
Change in allowance for doubtful accounts	(17,985)	161,120	179,105
Total operating expenses:	641,389	1,467,538	(826,149)

Operating loss	(345,644)	(806,136)	(460,492)

Total other income (expense)	(26,792)	(23,434)	3,358

Net loss	$(372,436)	$(829,570)	$(457,134)

Revenues

Aggregate revenues for the six months ended March 31, 2021 were $1,133,545, compared to revenues of $1,563,912 during the six months ended March 31, 2020, a decrease of $430,367, or 28%. The decrease in revenue was due to the effects the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the six months ended March 31, 2021 were $837,800, compared to $902,510 during the six months ended March 31, 2020, a decrease of $64,710, or 7%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to our decreased sales. Our gross margins of approximately 26% and 42% during the six months ended March 31, 2021 and 2020, respectively, translated to $365,657 of decreased gross profit in the current period. Our margins were significantly affected by the decline in revenues, given our inability to cut fixed costs, including rent, depreciation and maintenance contracts on our lab equipment.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2021 were $437,011, compared to $795,351 during the six months ended March 31, 2020, a decrease of $358,340, or 45%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $33,904 and $38,084 during the six months ended March 31, 2021 and 2020, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the six months ended March 31, 2021 were $222,363, compared to $511,067 during the six months ended March 31, 2020, a decrease of $288,704, or 56%. Professional fees included non-cash, stock-based compensation of $97,077 and $124,929 during the six months ended March 31, 2021 and March 31, 2020, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we focused primarily on the lab operations during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts resulted in $17,985 of income for the six months ended March 31, 2021, compared to $43,250 during the six months ended March 31, 2020, an increase of $179,105, or 111%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $128,132 to $110,147 during the period, as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Loss

Our operating loss for the six months ended March 31, 2021 was $345,644, compared to $806,136 during the six months ended March 31, 2020, a decrease of $467,992, or 56%. Our operating loss decreased primarily due to our decreased allowance for doubtful accounts and overhead cost saving measures we implemented in response to Covid-19 that were not reflected in the six months ended March 31, 2021, compared to the six months ended March 31, 2020.

Other Income (Expense)

Other expense, on a net basis, for the six months ended March 31, 2021 was $26,792, compared to other expense, on a net basis, of $23,434 during the six months ended March 31, 2020, a net increase of $3,358. Other expense consisted of $74,710 of interest expense, as offset by a gain on early extinguishment of debt in the amount of $40,338 and a gain on the distribution of $7,580 of previously impaired inventory to our former CEO, compared to $65,434 of interest expense, as offset by $21,000 of sublet rental income, during the six months ended March 31, 2020.

Net Loss

Net loss for the six months ended March 31, 2021 was $372,436, compared to $829,570 during the six months ended March 31, 2020, a decrease of $457,134, or 57%. The decreased net loss was due primarily to overhead cost savings, as offset in part by reduced sales and diminished profit margins, as we focused all of our efforts on operating the lab due to the effects of Covid-19, as described above, during the six months ended March 31, 2021, compared to the six months ended March 31, 2020.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended March 31, 2021 and 2020:

	2021	2020
Operating Activities	$(94,603)	$(456,504)
Investing Activities	(1,206)	(335,648)
Financing Activities	126,766	558,384
Net Increase (Decrease) in Cash	$30,957	$(233,768)

Net Cash Used in Operating Activities

During the six months ended March 31, 2021, net cash used in operating activities was $94,603, compared to net cash used in operating activities of $456,504 for the same period ended March 31, 2020. The decrease in cash used in operating activities was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the six months ended March 31, 2021, net cash used in investing activities was $1,206, compared to $335,648 for the same period ended March 31, 2020. The decrease is attributable to fewer investments made for cannabis testing equipment in the current period, and the $200,000 purchase of VSSL Enterprises, Ltd. in the prior period.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2021, net cash provided by financing activities was $126,766, compared to net cash provided by financing activities of $558,384 for the same period ended March 31, 2020. The current period consisted primarily of $150,000 of proceeds received on debt financing, proceeds of $20,250 from the sale of stock, as offset by $16,715 of principal payments on an equipment lease and $26,769 of principal payments on an equipment loan, compared to $ 550,000 of proceeds received on convertible note financing and proceeds of $56,500 from the sale of stock, as offset by $35,387 of principal payments on an equipment lease and $12,729 of principal payments on an equipment loan in the comparative period.

Ability to Continue as a Going Concern

As of March 31, 2021, our balance of cash on hand was $113,706. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

Disclosure Controls and Procedures

Our management, with the participation of our Interim President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Interim President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended March 31, 2021:

Common Stock Issued for Services

On March 25, 2021, we issued 200,000 shares of common stock, restricted in accordance with Rule 144, to each of our three directors, or 600,000 shares in the aggregate.

On March 25, 2021, we issued 266,430 shares of common stock, restricted in accordance with Rule 144, to our CFO for services rendered pursuant to his employment agreement.

On December 28, 2020, we issued 250,000 shares of common stock, restricted in accordance with Rule 144, to a consultant for services.

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

Date: May 17, 2021

DIGIPATH, INC.

By:	/s/ Dennis Hartmann
Name:	Dennis Hartmann
Title:	Interim President and Director

By:	/s/ Todd Peterson
Name:	Todd Peterson
Title:	Chief Financial Officer and Secretary

