Form 10-Q
period 2021-06-30
Digipath, Inc.
filed 2021-08-16
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2021

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

Yes ☒                                                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

The number of shares of registrant’s common stock outstanding as of August 13, 2021 was 71,230,153.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets

Current assets:
Cash	$72,809	$82,749
Accounts receivable, net	193,810	242,145
Other current assets	68,950	53,673
Deposits	73,675	18,675
Total current assets	409,244	397,242

Right-of-use asset	437,298	505,706
Fixed assets, net	650,721	885,405

Total Assets	$1,497,263	$1,788,353

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$340,492	$387,946
Accrued expenses	194,944	163,152
Short term advances	115,112	50,112
Current portion of operating lease liabilities	91,311	84,731
Current portion of finance lease liabilities	28,468	32,532
Current maturities of notes payable	56,705	54,317
Total current liabilities	827,032	772,790

Non-current liabilities:
Operating lease liabilities	354,701	423,752
Finance lease liabilities	-	20,379
Notes payable	335,960	418,907
Convertible notes payable, net of discounts of $-0- and $8,322 at June 30, 2021 and September 30, 2020, respectively	1,160,000	1,241,678
Total non-current liabilities	1,850,661	2,104,716

Total Liabilities	2,677,693	2,877,506

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 69,730,153 and 58,270,567 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	69,730	58,271
Additional paid-in capital	16,563,314	16,116,400
Accumulated (deficit)	(17,814,800)	(17,265,150)

Total Stockholders’ Equity (Deficit)	(1,180,430)	(1,089,153)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,497,263	$1,788,353

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$764,015	$407,229	$1,897,560	$1,971,141
Cost of sales	551,976	347,724	1,389,776	1,250,234
Gross profit	212,039	59,505	507,784	720,907

Operating expenses:
General and administrative	278,082	328,128	715,093	1,123,479
Professional fees	91,001	177,835	313,364	688,902
Change in allowance for doubtful accounts	(10,960)	25,420	(28,945)	186,540
Total operating expenses	358,123	531,383	999,512	1,998,921

Operating loss	(146,084)	(471,878)	(491,728)	(1,278,014)

Other income (expense):
Other income	-	21,000	47,918	63,000
Loss on disposal of fixed assets	-	(28,238)	-	(28,238)
Interest expense	(31,130)	(41,571)	(105,840)	(107,005)
Total other income (expense)	(31,130)	(48,809)	(57,922)	(72,243)

Net loss	$(177,214)	$(520,687)	$(549,650)	$(1,350,257)

Weighted average number of common shares outstanding - basic and fully diluted	68,479,201	57,225,309	64,081,692	52,048,121

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2020
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, March 31, 2020	1,325,942	$1,326	56,737,672	$56,738	$15,879,225	$37,500	$(15,785,230)	$189,559

Common stock issued for services	-	-	875,000	875	97,318	(37,500)	-	60,693

Common stock options issued for services	-	-	-	-	28,032	-	-	28,032

Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	(520,687)	(520,687)

Balance, June 30, 2020	1,325,942	$1,326	57,612,672	$57,613	$16,004,575	$-	$(16,305,917)	$(242,403)

	For the Three Months Ended June 30, 2021
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, March 31, 2021	1,325,942	$1,326	68,181,820	$68,182	$16,457,720	$-	$(17,637,586)	$(1,110,358)

Common stock issued for services	-	-	83,333	83	4,917	-	-	5,000

Common stock issued for services, related parties	-	-	1,465,000	1,465	78,035	-	-	79,500

Common stock options issued for services	-	-	-	-	22,642	-	-	22,642

Net income for the three months ended June 30, 2021	-	-	-	-	-	-	(177,214)	(177,214)

Balance, June 30, 2021	1,325,942	$1,326	69,730,153	$69,730	$16,563,314	$-	$(17,814,800)	$(1,180,430)

	For the Nine Months Ended June 30, 2020
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$-	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	-	373,750

Common stock issued for services	-	-	2,044,989	2,046	113,360	-	-	115,406

Common stock options issued for services	-	-	-	-	66,320	-	-	66,320

Common stock warrants issued for services	-	-	-	-	70,012	-	-	70,012

Net loss for the nine months ended June 30, 2020	-	-	-	-	-	-	(1,350,257)	(1,350,257)

Balance, June 30, 2020	1,325,942	$1,326	57,612,672	$57,613	$16,004,575	$-	$(16,305,917)	$(242,403)

	For the Nine Months Ended June 30, 2021
	Series A Convertible				Additional			Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)

Balance, September 30, 2020	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$-	$(17,265,150)	$(1,089,153)

Common stock sold for cash	-	-	900,000	900	19,350	-	-	20,250

Common stock issued for debt conversions	-	-	6,666,668	6,666	193,334	-	-	200,000

Common stock issued for services	-	-	833,333	833	30,242	-	-	31,075

Common stock issued for services, related parties	-	-	3,059,585	3,060	140,220	-	-	143,280

Common stock options issued for services	-	-	-	-	63,768	-	-	63,768

Net loss for the nine months ended June 30, 2021	-	-	-	-	-	-	(549,650)	(549,650)

Balance, June 30, 2021	1,325,942	$1,326	69,730,153	$69,730	$16,563,314	$-	$(17,814,800)	$(1,180,430)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(549,650)	$(1,350,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(28,945)	186,540
Depreciation and amortization expense	233,663	242,207
Loss on disposal of fixed assets	2,227	28,238
Gain on early extinguishment of debt	(40,338)	-
Stock issued for services	174,355	115,406
Options and warrants granted for services	63,768	136,332
Amortization of debt discounts	8,322	24,783
Decrease (increase) in assets:
Accounts receivable	77,280	(176,825)
Other current assets	(15,277)	(42,815)
Inventory	-	(37,900)
Deposits	(55,000)	26,057
Right-of-use assets	68,408	144,149
Increase (decrease) in liabilities:
Accounts payable	(47,454)	230,483
Accrued expenses	32,016	169
Lease liabilities	(62,471)	(141,504)
Net cash used in operating activities	(139,096)	(614,937)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	-	143
Cash paid for purchase of VSSL Enterprises, Ltd.	-	(200,000)
Purchase of fixed assets	(1,206)	(141,151)
Net cash used in investing activities	(1,206)	(341,008)

Cash flows from financing activities
Proceeds from short term advances	65,000	25,000
Repayments of short term advances	-	(25,000)
Principal payments on finance lease	(24,443)	(41,824)
Principal payments on note payable, equipment financing	(40,445)	(25,642)
Proceeds from notes payable	-	220,034
Proceeds from convertible notes	110,000	550,000
Proceeds from sale of common stock	20,250	56,500
Net cash provided by financing activities	130,362	759,068

Net decrease in cash	(9,940)	(196,877)
Cash - beginning	82,749	323,739
Cash - ending	$72,809	$126,862

Supplemental disclosures:
Interest paid	$49,508	$35,869
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Fair value of net assets acquired from affiliate in business combination	$-	$18,871
Fair value of common stock paid to affiliate in business combination	$-	$373,750
Fixed assets acquired with capitalized finance lease	$-	$99,193
Fixed assets acquired with note payable, equipment financing	$-	$291,931
Fair value of common shares issued for conversion of debt	200,000	-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2021:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc.(3)	California	Subsidiary
Digipath Labs S.A.S.(4)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(5)	Canada	Subsidiary
TNM News Corp.(6)	Nevada	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations.
(4)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(5)	Acquired on March 11, 2020.
(6)	Minimal activity, dissolved on July 28, 2021.

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

No other new accounting pronouncements, issued or effective during the period ended June 30, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2021, the Company had negative working capital of $417,788, accumulated recurring losses of $17,814,800, and only $72,809 of cash on hand, which is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

Common Stock Issued for Services

On June 25, 2021, the Company issued 250,000 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2021, the Board approved the issuance of 250,000 shares of common stock to Bruce Raben for services rendered. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2021, the Board approved the issuance of 125,000 shares of common stock to Dennis Hartmann for services rendered. The fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2021, the Board approved the issuance of 83,333 shares of common stock to Edmond A. DeFrank for services rendered. The fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 2, 2021, the Board approved the issuance of 840,000 shares of common stock to Bruce Raben for services rendered. The fair value of the common stock was $42,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 25, 2021, the Company issued 266,430 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2021, the Board also approved the issuance of 200,000 shares of common stock as a bonus to each of Edmond A. DeFrank, Dennis Hartmann and Bruce Raben, or 600,000 shares in the aggregate. The aggregate fair value of the common stock was $33,780 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 25, 2020, the Company issued 728,155 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The aggregate fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2021 and September 30, 2020, respectively:

	Fair Value Measurements at June 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$72,809	$-	$-
Total assets	72,809	-	-
Liabilities
Short term advances	-	115,112	-
Lease liabilities	-	-	474,480
Notes payable	-	392,665	-
Convertible notes payable	-	-	1,160,000
Total liabilities	-	507,777	1,634,480
	$72,809	$(507,777)	$(1,634,480)

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$82,749	$-	$-
Total assets	82,749	-	-
Liabilities
Short term advances	-	50,112	-
Lease liabilities	-	-	561,394
Notes payable	-	473,224	-
Convertible notes payable, net of discounts of $8,322	-	-	1,241,678
Total liabilities	-	523,336	1,803,072
	$82,749	$(523,336)	$(1,803,072)

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

Level 3 liabilities consist of lease liabilities and a total of $1,160,000 of convertible debentures and $1,250,000 of convertible debentures, net of discounts of $-0- and $8,322, as of June 30, 2021 and September 30, 2020, respectively.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2021 or the year ended September 30, 2020.

Note 5 – Accounts Receivable

Accounts receivable was $193,810 and $242,145 at June 30, 2021 and September 30, 2020, respectively, net of allowance for uncollectible accounts of $96,282 and $128,944 at June 30, 2021 and September 30, 2020, respectively.

Note 6 – Other Current Assets

Other current assets consist of the following:

	June 30,	September 30,
	2021	2020
Prepaid expenses	$63,470	$48,151
Other receivable	5,480	5,522
Total other current assets	$68,950	$53,673

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Fixed Assets

Fixed assets consist of the following at June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
Software	$125,903	$124,697
Office equipment	71,601	74,777
Furniture and fixtures	29,879	29,879
Lab equipment	1,398,716	1,398,716
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	99,193
	2,219,409	2,221,379
Less: accumulated depreciation	(1,568,688)	(1,335,974)
Total	$650,721	$885,405

On March 31, 2021, we distributed fixed assets with an aggregate net book value of $2,227 to our former CEO in satisfaction of accrued payroll that was owed. The fixed assets consisted of office equipment with a historical cost basis of $3,176 and accumulated depreciation of $949, resulting in a loss of $2,227 that was settled against the amount of unpaid compensation that was owed.

Depreciation and amortization expense totaled $233,663 and $242,207 for the nine months ended June 30, 2021 and 2020, respectively.

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

The components of lease expense were as follows:

For the Nine
Months Ended
June 30,
2021
Finance lease cost	$6,477
Operating lease cost:
Amortization of assets	68,408
Interest on lease liabilities	20,747
Total lease cost	$95,632

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

June 30,
2021
Operating leases:
Operating lease assets	$437,298

Current portion of operating lease liabilities	$91,311
Noncurrent operating lease liabilities	354,701
Total operating lease liabilities	$446,012
Finance lease:
Equipment, at cost	$99,193
Accumulated amortization	(34,718)
Equipment, net	$64,475

Current portion of finance lease liability	$28,468
Noncurrent finance lease liability	-
Total finance lease liability	$28,468

Weighted average remaining lease term:
Operating leases	4.17 years
Finance leases	0.8 years

Weighted average discount rate:
Operating leases	5.75%
Finance lease	18.41%

Supplemental cash flow and other information related to leases was as follows:

For the Nine
Months Ended
June 30,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$62,471
Financing cash flows used for finance leases	$24,443

Future minimum lease commitments on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases are as follows as of June 30, 2021:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2021 (for the three months remaining)	$28,566
2022	115,550
2023	119,468
2024	123,543
2025	116,891
Total minimum lease payments	504,018
Less interest	58,006
Present value of lease liabilities	446,012
Less current portion	91,311
Long-term lease liabilities	$354,701

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at June 30, 2021:

Finance
Leases

2021 (for the three months remaining)	$9,276
2022	21,644
Total minimum lease payments	30,920
Less interest	2,452
Present value of lease liabilities	28,468
Less current portion	28,468
Long-term lease liabilities	$-

Note 9 – Short Term Advances

Short term advances consist of the following at June 30, 2021 and September 30, 2020, respectively:

	June 30,	September 30,
	2021	2020

On April 29, 2021, we received $25,000 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.	$25,000	$-

On March 23, 2021, we received $40,000 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.	40,000	-

On July 20, 2020, we received $30,112 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8% per annum.	30,112	30,112

On January 21, 2020, we received $20,000 as a short-term loan from one of our convertible noteholders. No interest expense was recognized.	20,000	20,000

Total short term advances	$115,112	$50,112

The Company recorded interest expense pursuant to the stated interest rates on the short term loans in the amount of $3,123 for the nine months ended June 30, 2021.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 –Notes Payable

Notes payable consists of the following at June 30, 2021 and September 30, 2020, respectively:

	June 30,	September 30,
	2021	2020

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note carried interest at 1.00% per annum, payable monthly beginning December 22, 2020, and was due on June 22, 2025. On January 12, 2021, the PPP Note and interest was forgiven, resulting in a gain on early extinguishment of debt in the amount of $40,338.	$-	$40,114

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

Under the Payroll Protection Program, Labs will be eligible for loan forgiveness up to the full amount of the Labs PPP Note and any accrued interest. The forgiveness amount will be equal to the amount that Labs spends during the 8-week period beginning May 13, 2020 on payroll costs, payment of rent on any leases in force prior to February 15, 2020 and payment on any utility for which service began before February 15, 2020. The maximum amount of loan forgiveness for non-payroll expenses is 25% of the amount of the Labs PPP Note. On July 20, 2021, the PPP Note and interest was forgiven, resulting in a gain on early extinguishment of debt in the amount of $182,054.	179,920	179,920

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	212,745	253,190

Total notes payable	392,665	473,224
Less: current maturities	(56,705)	(54,317)
Notes payable	$335,960	$418,907

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $11,609 and $12,153 during the nine months ended June 30, 2021 and 2020, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11 – Convertible Notes Payable

Convertible notes payable consists of the following at June 30, 2021 and September 30, 2020, respectively:

	June 30,	September 30,
	2021	2020

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds that were received on January 4, 2021, and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share.	110,000	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. A total of $4,066 of interest was repaid during the year ended September 30, 2019.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,160,000	1,250,000
Less: unamortized debt discounts	-	(8,322)
	1,160,000	1,241,678
Less: current maturities	-	-
Convertible notes payable	$1,160,000	$1,241,678

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

The aforementioned accounting treatment resulted in a total debt discount equal to $70,964. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $8,322 and $24,783 during the nine months ended June 30, 2021 and 2020, respectively.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $76,309 and $61,099 for the nine months ended June 30, 2021 and 2020, respectively.

The Company recognized interest expense for the nine months ended June 30, 2021 and 2020, respectively, as follows:

	June 30,	June 30,
	2021	2020

Interest on short term loans	$3,123	$-
Interest on capital leases	6,477	8,970
Interest on notes payable	11,609	12,153
Amortization of beneficial conversion features	8,322	24,783
Interest on convertible notes	76,309	61,099
Total interest expense	$105,840	$107,005

Note 12 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2021, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,325,942 shares of Series A Preferred outstanding at June 30, 2021 are convertible into 6,629,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 69,730,153 shares were issued and outstanding as of June 30, 2021.

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

Common Stock Issued for Services, Related Parties

On June 25, 2021, the Company issued 250,000 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 25, 2021, the Board approved the issuance of 250,000 shares of common stock to Bruce Raben for services rendered. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2021, the Board approved the issuance of 125,000 shares of common stock to Dennis Hartmann for services rendered. The fair value of the common stock was $7,500 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 25, 2021, the Board approved the issuance of 83,333 shares of common stock to Edmond A. DeFrank for services rendered. The fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On June 2, 2021, the Board approved the issuance of 840,000 shares of common stock to Bruce Raben for services rendered. The fair value of the common stock was $42,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2021, the Company issued 266,430 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On March 25, 2021, the Board approved the issuance of 200,000 shares of common stock as a bonus to each of Edmond A. DeFrank, Dennis Hartmann and Bruce Raben, or 600,000 shares in the aggregate. The aggregate fair value of the common stock was $33,780 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

On December 25, 2020, the Company issued 728,155 shares of common stock to its former CFO for services rendered pursuant to his employment agreement. The fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant, and was expensed over the requisite service period.

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

Amortization of Stock-Based Compensation

A total of $63,768 of stock-based compensation expense was recognized from the amortization of options and warrants over their vesting period during the nine months ended June 30, 2021.

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

A total of 4,120,000 options were outstanding as of June 30, 2021. During the nine months ended June 30, 2021, options to purchase an aggregate total of 750,000 shares of common stock at a weighted average exercise price of $0.10 per share expired.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Options Granted

On June 2, 2021, we granted to A. Stone Douglass, a consultant of ours at the time of grant, and currently our Chief Financial Officer, options to purchase 1,000,000 shares of the Company’s common stock, having an exercise price of $0.06 per share, exercisable over a ten-year term. The options vest as to one quarter on July 1, 2021, and quarterly over the next seven quarters as to the remaining shares, beginning on October 1, 2021. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 170% and a call option value of $0.0576, was $57,592, resulting in $14,398 of stock-based compensation expense during the nine months ended June 30, 2021.

On March 25, 2021, we granted options to an individual to purchase 300,000 shares of the Company’s common stock, having an exercise price of $0.06 per share, exercisable over a ten-year term. The options are fully vested. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 167% and a call option value of $0.0527, was $15,822, resulting in $15,822 of stock-based compensation expense during the nine months ended June 30, 2021.

Options Forfeited

On December 30, 2020, a total of 750,000 options with a weighted average exercise price of $0.10 were forfeited.

Note 14 – Common Stock Warrants

Warrants to purchase a total of 2,868,335 shares of common stock were outstanding as of June 30, 2021.

During the nine months ended June 30, 2021, warrants to purchase an aggregate total of 1,405,934 shares of common stock at a weighted average exercise price of $0.24 per share expired.

Note 15 – Other Income (Expense)

Other income (expense) for the nine months ended June 30, 2021 and 2020 consisted of the following:

	June 30,
	2021	2020
Gain on early extinguishment of debt	$40,338	$-
Settlement of accrued wages owed to former CEO with distribution of assets	7,580	-
Rental income on subleases	-	63,000
Loss on disposal of fixed assets	-	(28,238)
Interest expense	(105,840)	(107,005)
	$(57,922)	$(72,243)

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

For the nine months ended June 30, 2021 and the year ended September 30, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2021, the Company had approximately $13,143,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2021 and September 30, 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Termination of Equipment Purchase Agreement

On July 22, 2021, the Company elected to terminate its asset purchase agreement with PharmaLabs San Diego. In addition to the $55,000 non-refundable deposit that was paid on April 30, 2021 in exchange for lab equipment that has not yet been delivered to us, we paid an additional $27,000 of extension and termination fees.

Common Stock Issued for Services

On July 1, 2021, the Company issued 1,500,000 shares of common stock to Todd Denkin in conjunction with his appointment as the Company’s President. The aggregate fair value of the common stock was $81,900 based on the closing price of the Company’s common stock on the date of grant, and was expensed on the date of grant.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Increase /
	2021	2020	(Decrease)
Revenues	$764,015	$407,229	$356,786
Cost of sales	551,976	347,724	204,252
Gross profit	212,039	59,505	152,534

Operating expenses:
General and administrative	278,082	328,128	(50,046)
Professional fees	91,001	177,835	(86,834)
Change in allowance for doubtful accounts	(10,960)	25,420	(36,380)
Total operating expenses:	358,123	531,383	(173,260)

Operating income (loss)	(146,084)	(471,878)	(325,794)

Total other income (expense)	(31,130)	(48,809)	(17,679)

Net loss	$(177,214)	$(520,687)	$(343,473)

Revenues

Aggregate revenues for the three months ended June 30, 2021 were $764,015, compared to revenues of $407,229 during the three months ended June 30, 2020, an increase of $356,786, or 88%. The increase in revenue was due to the increase in tourism in Nevada during the current period, in comparison to the prior year period in which Nevada tourism was significantly depressed because of the COVID-19 coronavirus pandemic.

Cost of Sales

Cost of sales for the three months ended June 30, 2021 were $551,976, compared to $347,724 during the three months ended June 30, 2020, an increase of $204,252, or 59%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to our increased labor and outsourced testing fees incurred during the current period. Our gross margins were approximately 28% during the three months ended June 30, 2021, compared to 15% during the three months ended June 30, 2020, which translated to $152,534 of increased gross profit from our $356,786 of increased revenues received in the current period. Our margins increased in the current period due to the increase in revenues, which increased at a greater rate than our labor costs and equipment servicing costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $278,082, compared to $328,128 during the three months ended June 30, 2020, a decrease of $50,046, or 15%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $16,952 and $33,976 during the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the three months ended June 30, 2021 were $91,001, compared to $177,835 during the three months ended June 30, 2020, a decrease of $86,834, or 49%. Professional fees included non-cash, stock-based compensation of $90,190 and $54,749 during the three months ended June 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we focused primarily on the lab operations during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts for the three months ended June 30, 2021 resulted in $10,960 of income, compared to $25,420 of expense during the three months ended June 30, 2020, an improvement of $36,380, or 143%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $110,147 to $96,282 during the quarter, as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Loss

Our operating loss for the three months ended June 30, 2021 was $146,084, compared to an operating loss of $471,878 during the three months ended June 30, 2020, a decrease of $325,794, or 69%. Our operating loss decreased primarily due to our increased gross profit, as tourism returned in Nevada after we navigated through the height of the effects of the COVID-19 coronavirus pandemic during the comparative period, as we continued to pare our general and administrative and professional fee costs, and decreased our allowance for doubtful accounts and overhead cost saving measures we implemented in response to Covid-19 that we initiated in the three months ended June 30, 2020.

Other Income (Expense)

Other expense, on a net basis, for the three months ended June 30, 2021 was $31,130, compared to other expense, on a net basis, of $48,809 during the three months ended June 30, 2020, a net decrease of $17,679. Other expense consisted of interest expense of $31,130 for the three months ended June 30, 2021. Other expense consisted of $41,571 of interest expense and a loss of $28,238 on the disposal of fixed assets, as partially offset by other income, consisting of $21,000 of subleased rental income for the three months ended June 30, 2020.

Net Loss

Net loss for the three months ended June 30, 2021 was $177,214, compared to a net loss of $520,687 during the three months ended June 30, 2020, a decrease of $343,473, or 66%. The decreased net loss was primarily due to our increased revenues, as the returning tourism in Nevada improved, compared to the prior period when we navigated through the height of the effects of the COVID-19 coronavirus pandemic.

Results of Operations for the Nine Months Ended June 30, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30,		Increase /
	2021	2020	(Decrease)
Revenues	$1,897,560	$1,971,141	$(73,581)
Cost of sales	1,389,776	1,250,234	139,542
Gross profit	507,784	720,907	(213,123)

Operating expenses:
General and administrative	715,093	1,123,479	(408,386)
Professional fees	313,364	688,902	(375,538)
Change in allowance for doubtful accounts	(28,945)	186,540	(215,485)
Total operating expenses:	999,512	1,998,921	(999,409)

Operating loss	(491,728)	(1,278,014)	(786,286)

Total other income (expense)	(57,922)	(72,243)	(14,321)

Net loss	$(549,650)	$(1,350,257)	$(800,607)

Revenues

Aggregate revenues for the nine months ended June 30, 2021 were $1,897,560, compared to revenues of $1,971,141 during the nine months ended June 30, 2020, a decrease of $73,581, or 4%. The decrease in revenue was due to the impact the COVID-19 coronavirus pandemic had on the tourism industry in Nevada during the current period.

Cost of Sales

Cost of sales for the nine months ended June 30, 2021 were $1,389,776, compared to $1,250,234 during the nine months ended June 30, 2020, an increase of $139,542, or 11%. Cost of sales consist primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to our increased labor and outsourced testing fees incurred during the current period. Our gross margins of approximately 27% and 37% during the nine months ended June 30, 2021 and 2020, respectively, translated to $213,123 of decreased gross profit in the current period. Our margins in the nine months ended June 30, 2021 were significantly affected by the decline in revenues, and our inability to reduce labor costs and decrease our equipment servicing costs, in addition to having to outsource a portion of our testing services.

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2021 were $715,093, compared to $1,123,479 during the nine months ended June 30, 2020, a decrease of $408,386, or 36%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $50,856 and $72,060 during the nine months ended June 30, 2021 and 2020, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the nine months ended June 30, 2021 were $313,364, compared to $688,902 during the nine months ended June 30, 2020, a decrease of $375,538, or 55%. Professional fees included non-cash, stock-based compensation of $187,267 and $179,678 during the nine months ended June 30, 2021 and 2020, respectively. Professional fees decreased primarily due to decreased corporate consulting and legal services during the current period as we focused primarily on the lab operations during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts resulted in $28,945 of income for the nine months ended June 30, 2021, compared to $186,540 of expense during the nine months ended June 30, 2020, an improvement of $215,485, or 116%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $128,132 to $96,282 during the period, as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Loss

Our operating loss for the nine months ended June 30, 2021 was $491,728, compared to $1,278,014 during the nine months ended June 30, 2020, a decrease of $999,409, or 50%. Our operating loss decreased primarily due to our decreased general and administrative expenses and professional fees, which in part reflect overhead cost saving measures we implemented in response to Covid-19, and improvements in the collection of our accounts receivable that reduced our change in allowance for doubtful accounts by $215,485, that were not reflected in the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended June 30, 2021 was $57,922, compared to other expense, on a net basis, of $72,243 during the nine months ended June 30, 2020, a net decrease of $14,321. Other expense consisted of $105,840 of interest expense, as offset by a gain on early extinguishment of debt in the amount of $40,338 and a gain on the distribution of $7,580 of previously impaired inventory to our former CEO, compared to $107,005 of interest expense and a loss of $28,238 on the disposal of fixed assets, as offset by $63,000 of sublet rental income, during the nine months ended June 30, 2020.

Net Loss

Net loss for the nine months ended June 30, 2021 was $549,650, compared to $1,350,257 during the nine months ended June 30, 2020, an improvement of $800,607, or 59%. The decreased net loss was due primarily to overhead cost savings, as offset in part by reduced sales and diminished profit margins, as we focused all of our efforts on operating the lab due to the effects of Covid-19, as described above, during the nine months ended June 30, 2021, compared to the nine months ended June 30, 2020.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended June 30, 2021 and 2020:

	2021	2020
Operating Activities	$(139,096)	$(614,937)
Investing Activities	(1,206)	(341,008)
Financing Activities	130,362	759,068
Net Decrease in Cash	$(9,940)	$(196,877)

Net Cash Used in Operating Activities

During the nine months ended June 30, 2021, net cash used in operating activities was $139,096, compared to net cash used in operating activities of $614,937 for the same period ended June 30, 2020. The decrease in cash used in operating activities was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2021, net cash used in investing activities was $1,206, compared to $341,008 for the same period ended June 30, 2020. The decrease is attributable to fewer investments made for cannabis testing equipment in the current period, and the $200,000 purchase of VSSL Enterprises, Ltd. in the prior period.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2021, net cash provided by financing activities was $130,362, compared to net cash provided by financing activities of $759,068 for the same period ended June 30, 2020. The current period consisted primarily of $175,000 of proceeds received on debt financing, proceeds of $20,250 from the sale of stock, as offset by $24,443 of principal payments on an equipment lease and $40,445 of principal payments on an equipment loan, compared to $770,034 of net proceeds received on debt financing and proceeds of $56,500 from the sale of stock, as offset by $41,824 of principal payments on an equipment lease and $25,642 of principal payments on an equipment loan in the comparative period.

Ability to Continue as a Going Concern

As of June 30, 2021, our balance of cash on hand was $72,809, and we had negative working capital of $417,788 and an accumulated recurring losses of $17,814,800. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our President and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended June 30, 2021:

Common Stock Issued for Services

On June 25, 2021, we issued an aggregate 375,000 shares of common stock, restricted in accordance with Rule 144, to two of our directors as payment in lieu of cash for services rendered.

On June 25, 2021, we issued 83,333 shares of common stock, restricted in accordance with Rule 144, to a former director as payment in lieu of cash for services rendered.

On June 25, 2021, we issued 250,000 shares of common stock, restricted in accordance with Rule 144, to our former CFO for services rendered pursuant to his employment agreement.

On June 2, 2021, we issued 840,000 shares of common stock, restricted in accordance with Rule 144, to one of our directors as payment in lieu of cash for settlement of services rendered.

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

Date: August 16, 2021

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	President

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

