Form 10-K
period 2021-09-30
Digipath, Inc.
filed 2021-12-29
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021 OR

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.05 per share as of March 31, 2021 was approximately $3,201,921.

As of December 27, 2021, there were 72,730,153 shares of registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory and data analytics company focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states that have legalized the sale of cannabis, beginning with California.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, forty-four states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

Customers

We provide cannabis and hemp lab testing services in Las Vegas to Nevada licensed Medical Marijuana Enterprises (“MMEs”), and have expanded to recreational use facilities with the recently passed legislation that allows for the recreational use of marijuana in Nevada. We sell our services to these enterprises on a fixed fee per test or panel of tests, and offer a discounted price for customers based on volume. On June 17, 2014, Clark County initially approved a total of 117 special use permits for cultivation and 87 production applicants. Since the inception of legalized adult-use marijuana, Nevada has issued 288 cannabis-related licenses, including those for retail stores, cultivation, production, and testing labs, according to the state taxation department. We have worked with over 90 cultivators and producers in and around Clark and Nye County. As new harvests come to market, we anticipate further customer growth, especially with the relatively recent legalization of recreational cannabis in the State of Nevada in 2017.

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

Employees

As of September 30, 2021, we had seventeen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2021 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Our plans are dependent upon key individuals and the ability to attract qualified personnel. In order to execute our business plan, we will be dependent on upon our executive officers and directors, as well as other key personnel. The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Risks Related To Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of September, 2021, thirty-seven states and the District of Columbia allow its citizens to use medical cannabis. Additionally, eighteen states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

The COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. During portions of our year ended September 30, 2021, the Company’s cannabis testing operations significantly declined due to the decline in the Nevada cannabis markets, which resulted in turn from the substantial decline in Nevada tourism due to COVID-19. While our operations have recently improved due to the reopening of Nevada casinos and increased tourism compared to its recent depressed levels, there can be no assurance that this trend will continue. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

2022	115,550
2023	119,468
2024	123,543
2025	116,891
2026	-
Total	$475,452

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of December 27, 2021, the closing price of our common stock on the OTCQB was $0.034.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2021
First Quarter	$0.03	$0.01
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.04
Fourth Quarter	$0.06	$0.04

Fiscal Year Ended September 30, 2020
First Quarter	$0.12	$0.08
Second Quarter	$0.12	$0.02
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.04	$0.01

As of December 27, 2021, there were approximately 118 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of December 27, 2021, there were 72,730,153 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,120,000	$0.09	7,380,000
Equity compensation plans not approved by security holders (2)	4,035,001	$0.12	N/A
Total	8,155,001		7,380,000

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of options and warrants issued to consultants of the Company in consideration of services with exercise prices of $0.05 and $0.30 per share. For additional details see Note 12 to the accompanying financial statements.

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

Recent Sales of Unregistered Securities

The following issuances of our securities during the three month period ended September 30, 2021 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder. The purchasers were accredited investors, familiar with our operations, and there was no general solicitation.

On July 1, 2021, we issued 1,500,000 shares of common stock to Todd Denkin for his services rendered as our President.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended September 30, 2019.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $28,066 and $45,120 for the years ended September 30, 2021 and 2020, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The Company accounts for equity-based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Results of Operations

The following table shows operating results for the years ended September 30, 2021 and 2020.

	Years Ended September 30,		Increase /
	2021	2020	(Decrease)
Revenues	$2,503,800	$2,574,399	$(70,599)
Cost of sales	1,788,635	1,778,564	10,071
Gross profit	715,165	795,835	(80,670)

Operating expenses:
General and administrative	934,143	1,483,253	(549,110)
Professional fees	581,635	782,885	(201,250)
Bad debts expense (recovery)	(28,165)	91,558	(119,723)
Impairment expense		630,521	(630,521)
Total operating expenses:	1,487,613	2,988,217	1,500,604

Operating loss	(772,448)	(2,192,382)	1,419,934

Total other income (expense)	85,945	(117,108)	203,053

Net loss	$(686,503)	$(2,309,490)	$1,622,987

Revenues

Aggregate revenues for the year ended September 30, 2021 were $2,503,800, compared to revenues of $2,574,399 during the year ended September 30, 2020, a decrease of $70,599, or 3%. Revenues decreased slightly despite severe disruptions to the Nevada cannabis market during portions of the year as a result of the COVID-19 pandemic.

Cost of Sales

Cost of sales for the year ended September 30, 2021 were $1,788,635, compared to $1,778,564 during the year ended September 30, 2020, an increase of $10,071, or 1%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current year was primarily due to a slight decrease in gross margins. Our gross margins of approximately 30%, decreased during the year ended September 30, 2021, compared to gross margins of approximately 31% during the year ended September 30, 2020, which translated to $49,915 of decreased gross profit.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2021 were $934,143, compared to $1,483,253 during the year ended September 30, 2020, a decrease of $549,110, or 37%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included stock-based compensation paid to officers of $50,856 during the year ended September 30, 2021, compared to $110,473 during the year ended September 30, 2020, a decrease of $59,617, or 54%. General and administrative expenses decreased primarily due to decreased corporate overhead activities and the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the year ended September 30, 2021 were $581,635, compared to $782,885 during the year ended September 30, 2020, a decrease of $201,250, or 26%. Professional fees decreased primarily due to decreased business development and legal fees, and decreased stock-based compensation paid to directors and consultants, as offset by increased consulting and board fees during the current period. Stock-based compensation was $241,582 during the year ended September 30, 2021, compared to $253,748 during the year ended September 30, 2020, a decrease of $12,166, or 5%.

Bad Debt Expense

Bad debt recovery for the year ended September 30, 2021 was $28,165, compared to bad debt expense of $91,558 during the year ended September 30, 2020, a decrease of $119,723. Bad debts expense decreased during the current year as we recognized $95,000 of debts in the current year that we had written off as uncollectible in the prior year. Our allowance for doubtful accounts on trade receivables was $96,285 and $128,944 at September 30, 2021 and 2020, respectively, or approximately 4% and 5% of sales for the years ended September 30, 2021 and 2020, respectively.

Impairment Expense

There was no impairment expense for the year ended September 30, 2021, compared to impairment expense of $630,521 for the prior year. Impairment expense for the prior year consisted of $592,621 of goodwill impairment following our acquisition of VSSL Enterprises, and $37,900 of impairment expense related to our investment in the development of handheld devices used to test cannabis for THC, CBD and CBG levels under our GroSciences, Inc. subsidiary, which has ceased operations.

Operating Loss

Operating loss for the year ended September 30, 2021 was $772,448, compared to $2,192,217 during the year ended September 30, 2020, an decrease of $1,419,934, or 65%. Operating loss decreased primarily due to a lack of impairment expense, and decreased general and administrative, professional fees and bad debts expense, during the year ended September 30, 2021, compared to the year ended September 30, 2020.

Other Income (Expense)

Other income, on a net basis, for the year ended September 30, 2021 was $85,945, compared to other expense of $117,108 during the year ended September 30, 2020, an increase of $203,053. Other expense during the year ended September 30, 2021 consisted of a $222,393 gain on the settlement of debt, interest income of $929 and settlement of accounts payable of $7,580, as offset by $144,957 of interest expense. Other expense during the year ended September 30, 2020 consisted of rental income of $79,285 on sublease rents and a $1,724 gain on the modification of operating leases, as offset by $148,024 of interest expense and a loss on disposal of fixed assets of $50,093.

Net Loss

Net loss for the year ended September 30, 2021 was $686,503, compared to $2,309,490 during the year ended September 30, 2020, an decrease of $1,622,987, or 70%. The decreased net loss was primarily due to not having an impairment expense and a reduction in both professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had current assets of $826,865, comprising of cash of $295,932, accounts receivable of $214,900, other assets of $60,353, a note receivable of $230,929 and deposits of $24,751. The Company’s current liabilities as of September 30, 2021 were $2,014,384, consisting of $370,977 of accounts payable, $220,002 of accrued expenses, the current portion of operating lease liabilities in the amount of $93,601, the current portion of financing lease liabilities in the amount of $20,379, the current maturities of convertible notes payable of $1,050,000, and the current maturities of notes payable in the amount of $259,425

The following table summarizes our total current assets, liabilities and working capital at September 30, 2021 and 2020.

	September 30,
	2021	2020
Current Assets	$826,865	$397,242

Current Liabilities	$2,014,384	$772,790

Working Capital	$(1,187,519)	$(345,436)

The following table summarizes our cash flows during the years ended September 30, 2021 and 2020, respectively.

	Years Ended
	September 30,
	2021	2020
Net cash (used) in operating activities	$(135,968)	$(671,605)
Net cash (used) in investing activities	(286,206)	(341,008)
Net cash provided by financing activities	635,357	771,623

Net change in cash	$213,183	$(240,990)

Net Cash Used in Operating Activities

The decrease in funds used in operating activities for the year ended September 30, 2021, compared to the year ended September 30, 2020, was primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

The decrease in funds used in investing activities for the year ended September 30, 2021, compared to the year ended September 30, 2020, was due primarily to reduced investments in lab equipment and acquisition related activities in the current year.

Net Cash Provided by Financing Activities

The decrease in funds provided by financing activities for the year ended September 30, 2021, compared to the year ended September 30, 2020, was primarily due to decreased sales of our securities through private placement offerings and the sale of convertible notes in the year ended September 30, 2021.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2021, our balance of cash on hand was $295,932. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 2, the Company has recurring losses from operations and insufficient working capital to provide sufficient cash flows to enable the Company to finance its operations internally. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, Texas

December 29, 2021

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
Assets

Current assets:
Cash	$295,932	$82,749
Accounts receivable, net	214,900	242,145
Deposits	24,751	18,675
Note receivable	230,929	-
Other current assets	60,353	53,673
Total current assets	826,865	397,242

Right-of-use asset	413,884	505,706
Fixed assets, net	647,252	885,405
Total non-current assets	1,061,136	1,391,111

Total Assets	$1,888,001	$1,788,353

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$370,977	$387,946
Accrued expenses	220,002	163,152
Short term advances	-	50,112
Current portion of operating lease liabilities	93,601	84,731
Current portion of finance lease liabilities	20,379	32,532
Current maturities of notes payable	259,425	54,317
Current maturities of convertible notes payable	1,050,000	-
Total current liabilities	2,014,384	772,790

Non-current liabilities:
Operating lease liabilities	330,151	423,752
Finance lease liabilities	-	20,379
Notes payable	339,516	418,907
Convertible notes payable, net of discounts of $98,188 and $8,322 at September 30, 2021 and 2020, respectively	257,282	1,241,678
Total non-current liabilities	926,949	2,104,716

Total Liabilities	2,941,333	2,877,506

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,325,942 shares issued and outstanding	1,326	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 71,230,153 and 58,270,567 shares issued and outstanding at September 30, 2021 and 2020, respectively	71,230	58,271
Additional paid-in capital	16,825,765	16,116,400
Accumulated deficit	(17,951,653)	(17,265,150)

Total Stockholders’ Equity (Deficit)	(1,053,332)	(1,089,153)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,888,001	$1,788,353

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2021	2020

Revenues	$2,503,800	$2,574,399
Cost of sales	1,788,635	1,778,564
Gross profit	715,165	795,835

Operating expenses:
General and administrative	934,143	1,483,253
Professional fees	581,635	782,885
Bad debts expense (recovery)	(28,165)	91,558
Impairment expense	-	630,521
Total operating expenses	1,487,613	2,988,217

Operating loss	(772,448)	(2,192,382)

Other income (expense):
Interest expense	(144,957)	(148,024)
Interest Income	929	-
Gain on settlement of debt	222,393	-
Other Income	7,580	81,009
Loss on disposal of fixed assets	-	(50,093)
Total other income (expense)	85,945	(117,108)

Net Loss	$(686,503)	$(2,309,490)

Net loss per share - basic and fully diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - basic and fully diluted	65,868,108	53,455,848

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, September 30, 2019	1,325,942	$1,326	48,361,433	$48,361	$15,331,839	$(14,955,660)	$425,866

Common stock sold for cash	-	-	706,250	706	55,794	-	56,500

Common stock issued for acquisition of VSSL Enterprises, Ltd.	-	-	6,500,000	6,500	367,250	-	373,750

Common stock issued for services	-	-	2,702,884	2,704	149,846	-	152,550

Common stock options issued for services	-	-	-	-	141,659	-	141,659

Common stock warrants issued for services	-	-	-	-	70,012	-	70,012

Net loss for the year ended September 30, 2020	-	-	-	-	-	(2,309,490)	(2,309,490)

Balance, September 30, 2020	1,325,942	1,326	58,270,567	58,271	16,116,400	(17,265,150)	(1,089,153)

Common stock sold for cash	-	-	900,000	900	19,350	-	20,250

Common stock issued for debt conversion	-	-	6,666,668	6,666	193,334	-	200,000

Common stock issued for services	-	-	5,392,918	5,393	250,862	-	256,255

Common stock options issued for services	-	-	-	-	147,631	-	147,631

Beneficial conversion feature on convertible notes payable	-	-	-	-	98,188	-	98,188

Net loss for the year ended September 30, 2021	-	-	-	-	-	(686,503)	(686,503)

Balance, September 30, 2021	1,325,942	$1,326	71,230,153	$71,230	$16,825,765	$(17,951,653)	$(1,053,332)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(686,503)	$(2,309,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(28,165)	91,558
Depreciation and amortization expense	292,133	323,391
Gain on settlement of debt	(222,393)	-
Loss on disposal of fixed assets	-	50,093
Gain on modification of operating leases	-	(1,724)
Inventory impairment	-	37,900
Goodwill impairment	-	592,621
Stock issued for services	256,255	152,550
Options and warrants granted for services	147,631	211,671
Amortization of debt discounts	8,322	33,104
Decrease (increase) in assets:
Accounts receivable	55,410	(152,862)
Other current assets	(7,609)	26,206
Inventory	-	(37,900)
Deposits	(6,076)	33,029
Right-of-use assets	91,822	182,120
Increase (decrease) in liabilities:
Accounts payable	(14,743)	248,754
Accrued expenses	62,679	24,993
Lease liabilities	(84,731)	(177,619)
Net cash (used) in operating activities	(135,968)	(671,605)

Cash flows from investing activities
Cash acquired from affiliate in acquisition of VSSL	-	143
Cash paid for purchase of VSSL Enterprises, Ltd.	-	(200,000)
Purchase of fixed assets	(56,206)	(141,151)
Advance of note receivable	(230,000)	-
Net cash (used) in investing activities	(286,206)	(341,008)

Cash flows from financing activities
Proceeds from short term advances	65,000	55,112
Repayments of short term advances	(30,112)	(25,000)
Principal payments on finance lease	(32,532)	(46,282)
Principal payments on note payable, equipment financing	(54,249)	(38,741)
Proceeds from notes payable	400,000	220,034
Proceeds from convertible notes	267,000	550,000
Proceeds from sale of common stock	20,250	56,500
Net cash provided by financing activities	635,357	771,623

Net increase (decrease) in cash	213,183	(240,990)
Cash - beginning	82,749	323,739
Cash - ending	$295,932	$82,749

Supplemental disclosures:
Interest paid	$45,357	$57,906
Income taxes paid	-	-

Non-cash investing and financing activities:
Fair value of net assets acquired in business combination from affiliate	$-	$18,871
Fair value of common stock paid in business combination from affiliate	$-	$373,750
Fixed assets acquired with capitalized finance lease	$-	$99,193
Fixed assets acquired with note payable, equipment financing	$-	$291,931
Fixed assets transferred to settle accounts payable	$2,226	$-
Common stock issued for debt conversion	$200,000	$-
Transfer of notes payable and accrued interest into convertible notes payable	$88,470	$-
Beneficial conversion feature on convertible notes payable	$98,188	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory and data analytics company focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015 and has plans to open labs in other states and countries that have legalized the sale of cannabis, beginning with California.

Basis of Accounting

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). Intercompany accounts and transactions have been eliminated. All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2021:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
TNM News, Inc. (6)	Nevada	Subsidiary
GroSciences, Inc.(3)	Colorado	Subsidiary
Digipath Labs S.A.S.(4)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(5)	Canada	Subsidiary
Digipath Labs CA, Inc. (7)	Nevada	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Commenced operations during the first fiscal quarter of 2019, and had minimal operations until being dissolved on September 30, 2020.
(4)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(5)	Acquired on March 11, 2020.
(6)	Dissolved on July 28, 2021, trivial operating expenses during fiscal years September 30 2021 and 2020.
(7)	Formed during the fourth fiscal quarter of 2021, but has not yet commenced significant operations.

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

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $96,285 and $128,944 as of September 30, 2021 and 2020, respectively.

The Company had one customer representing 27% of the outstanding accounts receivable balance and had two customers representing more than 10% of gross revenue, for a total of 29% of revenue for the year ended September 30, 2021. The Company had one customer representing 25% of the outstanding accounts receivable balance and had one customer representing more than 10% of gross revenue, for a total of 24% of revenue for the year ended September 30, 2020.

Notes Receivable

Notes receivable are reported in our consolidated balance sheets at the outstanding principal balance, plus costs incurred to originate the loans, net of any unamortized premiums or discounts on purchased loans. We use the effective interest rate method to recognize finance income, which produces a constant periodic rate of return on the investment. Unearned income, discounts and premiums are amortized to finance income in our consolidated statements of operations using the effective interest rate method. Interest receivable related to the unpaid principal is recorded together with the outstanding balance in our consolidated balance sheets. Upon the prepayment of a note receivable, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as part of finance income in our consolidated statements of operations.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $28,050 and $45,120 for the years ended September 30, 2021 and 2020, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2021 and 2020, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,951,653 and as of September 30, 2021, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

This acquisition was accounted for as a business combination under the purchase method of accounting. The purchase resulted in the recognition of $592,621 of goodwill, which was determined to be impaired and expensed on September 30, 2020. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

March 11, 2020
Consideration:
Cash	$200,000
Fair value of 6,500,000 shares of common stock	373,750
Liabilities assumed	20,600
Total consideration	$594,350

Fair value of identifiable assets acquired assumed:
Cash	$143
Accounts receivable	1,586
Total fair value of assets assumed	1,729
Consideration paid in excess of fair value (Impaired Goodwill)(1)	$592,621

(1)	The consideration paid in excess of the net fair value of assets acquired and liabilities assumed was recognized as goodwill and determined to be impaired on September 30, 2020 due to the lack of significant revenues, and our inability to fund the necessary research and development to develop its assets.

Pro Forma Results

The following table sets forth the unaudited pro forma results of the Company as if the acquisition of VSSL was effective on the first day of each of the periods presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined.

For the year ended September 30, 2020
(Unaudited)
Revenues	$2,588,803
Net loss	$(2,343,662)
Basic and diluted net loss per share	$(0.04)
Weighted average number of common shares outstanding - basic and fully diluted	56,350,657

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2021 and 2020, respectively:

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$295,957	$-	$-

Liabilities
Lease liabilities	-	-	444,131
Notes payable	-	598,941	-
Convertible notes payable, net of discounts of $98,188	-	-	1,307,282

	Fair Value Measurements at September 30, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$82,749	$-	$-

Liabilities
Short term advances	-	50,112	-
Lease liabilities		-	561,394
Notes payable	-	473,224	-
Convertible notes payable, net of discounts of $8,322	-	-	1,241,678

The fair value of our intellectual properties is deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2021 or 2020.

Note 5 – Note Receivable

On various dates between December 28, 2018 and June 13, 2019, we loaned Northwest Analytical Labs, Inc. a total of $95,000. The loans bear interest at an annual rate of 10%, are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets. An allowance for doubtful accounts for the full value of the notes has been recorded due to the uncertainty of collectability.

On various dates between August 23, 2021 and September 20, 2021, we loaned C3 Labs, Inc. a total of $230,000. The loans bear interest at an annual rate of 8%, are evidenced by secured demand notes, are secured by a lien on the borrower’s assets, and have a maturity date of August 23, 2022. The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs, Inc., although no assurance can be made that the Company will consummate the acquisition. The Company has recorded interest income of $929 during the year ended September 30, 2021 with total accrued interest of $929 as of September 30, 2021.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2021 and 2020:

	As of
	September 30,
	2021	2020
Software	$125,903	$124,697
Office equipment	71,601	74,777
Furniture and fixtures	29,879	29,879
Lab equipment	1,453,716	1,398,716
Leasehold improvements	494,117	494,117
Lab equipment held under capital leases	99,193	99,193
	2,274,409	2,221,379
Less: accumulated depreciation	(1,627,157)	(1,335,974)
Total	$647,252	$885,405

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

Depreciation and amortization expense totaled $292,133 and $323,391 for the years ended September 30, 2021 and 2020, respectively.

Note 7 – Leases

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

The components of lease expense were as follows:

	For the	For the
	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Operating lease cost	$118,873	$207,772
Finance lease cost:
Amortization of assets	19,839	20,224
Interest on lease liabilities	7,310	10,696
Sublease income	-	(79,285)
Total net lease cost	$146,022	$159,407

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	September 30, 2021
Operating leases:
Operating lease assets	$413,884	$505,706

Current portion of operating lease liabilities	93,601	$84,731
Noncurrent operating lease liabilities	330,151	423,752
Total operating lease liabilities	$423,752	$508,483
Finance lease:
Equipment, at cost	$99,193	$99,193
Accumulated amortization	(39,677)	(19,839)
Equipment, net	$59,516	$79,354

Current portion of finance lease liabilities	$20,379	$32,532
Noncurrent finance lease liabilities	-	20,379
Total finance lease liabilities	$20,379	$52,911

Weighted average remaining lease term:
Operating leases	3.92 years	4.92 years
Finance leases	0.55 years	1.55 years

Weighted average discount rate:
Operating leases	5.75%	5.75%
Finance lease	18.41%	18.41%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$-	$79,285
Operating cash flows used for operating leases	$84,731	$177,619
Financing cash flows used for finance leases	$32,532	$46,282

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$528,616
Total finance lease liabilities	$-	$99,193

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2021:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2022	$115,550
2023	119,468
2024	123,543
2025	116,891
2026	-
Total future undiscounted lease payments	475,452
Less interest	51,701
Present value of lease payments	423,752
Less current portion	93,601
Long-term operating lease liabilities	$330,151

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at September 30, 2021:

Finance
Leases

2022	$21,645
2023	-
Total minimum lease payments	21,645
Less interest	1,266
Present value of lease liabilities	20,379
Less current portion	20,379
Long-term finance lease liabilities	$-

Note 8 – Short Term Advances

Short term advances consist of the following at September 30, 2021 and 2020, respectively:

	September 30, 2021	September 30, 2020

On July 20, 2020, we received $30,112 as a short-term loan from one of our convertible noteholders. The loan bears interest at the rate of 8.0% per annum. The advance was subsequently repaid on July 20, 2021	$-	$30,112

On January 21, 2020, we received $20,000 as a short-term loan from one of our convertible noteholders. No interest expense was recognized. The note was subsequently transferred to the principal balance of a convertible note.	-	20,000

Total short term advances	$-	$50,112

The Company recorded interest expense pursuant to the stated interest rates on the short term loans in the amount of $2,356 for the year ended September 30, 2021.

Note 9 –Notes Payable

Notes payable consists of the following at September 30, 2021 and 2020, respectively:

	September 30, 2021	September 30, 2020

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $6,750,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. As of September 30, 2021, a total $400,000 had been advanced to the Company under the Canna Lab Note.	$400,000	$-

On March 23, 2021; April 29, 2021; July 12, 2021; July 22, 2021 and August 23, 2021, we received proceeds of $40,000, $25,000, $7,000, $100,000 and $50,000 as short-term loans from one of our convertible noteholders. The loans bore interest at the rate of 8% per annum and were due on demand. These loans were subsequently transferred to the principal balance of a convertible note.	$-	$-

On June 22, 2020, the Company, borrowed $40,114 from Cross River Bank, pursuant to a Promissory Note issued by the Company to Cross River Bank (the “Company PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “Payroll Protection Program”). The Company PPP Note carried interest at 1.00% per annum, payable monthly beginning December 22, 2020, and was due on June 22, 2025. On January 12, 2021, the Company PPP Note and interest was forgiven, resulting in a gain on early extinguishment of debt in the amount of $40,338.

	$-	$40,114

On May 13, 2020, the Company, through its wholly-owned subsidiary Digipath Labs, Inc. (“Labs”), borrowed $179,920 from WebBank Corp, pursuant to a Promissory Note issued by Labs to WebBank Corp (the “Labs PPP Note”). The loan was made pursuant to the Payroll Protection Program. The Labs PPP Note bears interest at 1.00% per annum, payable monthly beginning December 13, 2020, and was due on May 13, 2022. On July 20, 2021, the Labs PPP Note and interest was forgiven, resulting in a gain on early extinguishment of debt in the amount of $182,054.	-	179,920

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	198,941	253,190

Total notes payable	598,941	473,224
Less: current maturities	(259,425)	(54,317)
Notes payable	$339,516	$418,907

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $14,700 during the year ended September 30, 2021.

Note 10 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2021 and 2020, respectively:

	September 30, 2021	September 30, 2020
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, increasing the outstanding balance to $355,470 and further extended the maturity date to December 31, 2022. As a result of the modification, the Company recorded an additional debt discount of$ 98,188 as a result of the beneficial conversion feature of the additional principal.	355,470	200,000

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,405,470	1,250,000
Less: unamortized debt discounts	(98,188)	(8,322)
	1,307,282	1,241,678
Less: current maturities	1,050,000	-
Convertible notes payable	$257,282	$1,241,678

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

The aforementioned accounting treatment resulted in a total debt discount equal to $98,188 and $70,964 during the year ended September 30, 2021 and 2020. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $8,322 and $33,104, during the years ended September 30, 2021 and 2020, respectively. Unamortized discount as of September 30, 2021 is $98,188

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $102,901 and $87,690 for the years ended September 30, 2021 and 2020, respectively.

The Company recognized interest expense for the years ended September 30, 2021 and 2020, respectively, as follows:

	September 30, 2021	September 30, 2020

Interest on short term loans	$1,558	$61
Interest on capital leases	20,874	10,696
Interest on notes payable	11,302	16,473
Amortization of beneficial conversion features	8,322	33,104
Interest on convertible notes	102,901	87,690
Total interest expense	$144,957	$148,024

Note 11 – Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), with the remaining 4,000,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2021, there were 1,325,942 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock.

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

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 71,230,153 shares were issued and outstanding as of September 30, 2021.

Common Stock Transactions for the Year Ended September 30, 2021

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

During the year ending September 30, 2021 the Company issued 5,392,918 shares of its common stock in exchange for services rendered to the Company with a total fair value $256,255 based on the closing price of the Company’s common stock on the dates of grant. Of the total common stock issued, 2,744,585 shares were issued to officers, 1,898,333 shares were issued to members of the Board, and 750,000 shares were issued to a consulting firm controlled by the Company’s president.

During the year ending September 30, 2021 the Company issued 6,666,668 shares of its common stock upon the conversion of $200,000 of debt principal.

Common Stock Transactions for the Year Ended September 30, 2020

During the year ending September 30, 2020, the Company sold 706,250 shares of its common stock in exchange for proceeds of $56,500.

On March 11, 2020, the Company acquired all of VSSL’s outstanding shares of capital stock from VSSL’s stockholders for consideration consisting of 6,500,000 shares of the Company’s common stock and a cash payment of $200,000. The aggregate fair value of the Company’s common stock was $373,750 based on the closing price of the Company’s common stock on the closing date.

During the year ending September 30, 2020 the Company issued 2,702,884 shares of its common stock in exchange for services rendered to the Company with a total fair value $152,550 based on the closing price of the Company’s common stock on the dates of grant. Of the total common stock issued, 1,452,884 shares were issued to officers and 1,250,000 were issued to third party consultants.

Amortization of Stock-Based Compensation

A total of $256,255 of stock-based compensation expense was recognized during the year ended September 30, 2021 as a result of the issuance of 5,392,918 shares of common stock, as amortized over the requisite service period.

A total of $152,550 of stock-based compensation expense was recognized during the year ended September 30, 2020 as a result of the issuance of 2,702,884 shares of common stock, as amortized over the requisite service period.

Note 12 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 6,370,000 shares of common stock were outstanding as of September 30, 2021.

Common Stock Option Issuances

During the year ending September 30, 2021 the Company issued options to purchase 2,800,000 shares of its common stock in exchange for services rendered to the company with a total fair value $142,862 which is being amortized over the requisite vesting period of the options which range from immediate vesting to vesting over 2 years. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 167%-185% and call option values of $0.0463-$0.0576 and exercise prices of $0.0481-$0.06. Of the total common stock options issued, 1,000,000 were issued to officers and 1,800,000 were issued to third party consultants.

During the year ending September 30, 2020 the Company issued options to purchase 3,700,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $166,953 which is being amortized over the requisite vesting period of the options which range from immediate vesting to vesting over 2 years. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 110%-238% and call option values of $0.0403-$0.0683 and exercise prices of $0.10. Of the total options issued, options to purchase 1,500,000 shares were issued to officers, options to purchase 2,000,000 shares were issued to members of the Board, and options to purchase 200,000 shares issued to third party consultants.

Amortization of Stock-Based Compensation

A total of $147,630 and $141,659 of stock-based compensation expense was recognized during the year ended September 30, 2021 and 2020, respectively, as a result of the vesting of common stock options issued. As of September 30, 2021 a total of $60,628 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at September 30, 2021.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05 – $0.13	5,620,000	7.41 years	$0.08	4,370,000	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2021	2020

Average risk-free interest rates	0.88%	0.92%
Average expected life (in years)	5.00	5.00
Volatility	156%	141%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2021 and September 30, 2020, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2021 was approximately $0.05 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2019	6,085,000	0.13
Options issued	3,700,000	0.10
Options repurchased/expired	(6,215,000)	(0.13)

Balance, September 30, 2020	3,570,000	$0.11
Options issued	2,800,000	0.05
Options forfeited	(750,000)	(0.10)

Balance, September 30, 2021	5,620,000	$0.08

Exercisable, September 30, 2021	4,370,000	$0.08

As of September 30, 2021, these options in the aggregate had no intrinsic value as the per share market price of $0.042 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.08.

Note 13 – Common Stock Warrants

Warrants to purchase a total of 2,535,001 shares of common stock were outstanding as of September 30, 2021.

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

During the year ended September 30, 2021, warrants to purchase an aggregate total of 1,739,268 shares of common stock at a weighted average exercise price of $0.25 per share expired.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2021 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 0.26	2,535,001	5.34 years	$0.17	2,535,001	$0.17

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2021	2020

Average risk-free interest rates	-%	0.46%
Average expected life (in years)	-	10.00
Volatility	-%	110%

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2019	3,417,126	0.25
Warrants granted	1,500,000	0.10
Warrants expired	(642,857)	(0.26)

Balance, September 30, 2020	4,274,269	$0.20
Warrants granted	-	-
Warrants expired	(1,739,268)	0.25

Balance, September 30, 2021	2,535,001	$0.17

Exercisable, September 30, 2021	2,535,001	$0.17

Note 14 – Commitments and Contingencies

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 15 – Impairment Expense

Impairment expense for the years ended September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021	2020
Inventory impairment	$-	$37,900
Goodwill impairment	-	592,621
	$-	$630,521

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

For the years ended September 30, 2021 and 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2021, the Company had approximately $14,200,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2021 and 2020 consisted of the following:

	September 30,
	2021	2020
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$2,983,700	$2,971,500

Net deferred tax assets before valuation allowance	$2,983,700	$2,971,500
Less: Valuation allowance	(2,983,700)	(2,971,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2021 and 2020, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

Subsequent to September 30, 2021, the Company received the remaining $275,000 of cash proceeds under the $675,000 “Canna Lab Note” described in Note 9.

Subsequent to September 30, 2021, the company advanced an additional $120,000 to C3 Labs, Inc. under the same terms as the previous advances to C3 Labs, Inc. described in Note 5.

On October 21, 2021, the Company issued 1,500,000 shares of common stock to A. Stone Douglass in connection with his appointment as Chairman of the Board.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have identified the following material weaknesses in our internal control over financial reporting as of the Evaluation Date.

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers.
-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Todd Denkin	58	President
A. Stone Douglass	74	Chairman and CFO
Bruce Raben	68	Director
Dennis Hartman	65	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Todd Denkin was appointed as President on July 1, 2021. Mr. Denkin has many years of experience in the “legal” marijuana industry, and has in the past been an integral part of the Company’s management. Mr. Denkin originally joined the Company in April 2014 as President, and served as the Company’s Chief Executive Officer from October 2014 until June 21, 2016. He then served as the Company’s President and Chief Operating Officer until September 26, 2019, and was thereafter a consultant to the Company until December 2019. From January 2020 until December 2020 when he was re-engaged by the Company as a consultant, Mr. Denkin provided consulting services to cannabis producers, and was active as a cannabis testing educator and content provider. Prior to joining the Company in April 2014, Mr. Denkin served as co-founder and president of both 10 Mile and Growopp, LLC where he created controlled environmental indoor hydroponic grow chambers from 2011 to 2013.

A. Stone Douglass was appointed a director of the Company on July 1, 2021, as our Chief Financial Officer on August 16, 2021, and as Chairman of the Board of Directors on October 21, 2021 Mr. Douglass has been: the Chief Executive Officer of GeoSolar Technologies, Inc., a company planning to install natural energy systems, since December 2020; the Chief Financial Officer of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013; the Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016; the Chief Financial Officer of P5 Systems, Inc., a San Diego based technology platform known as the Craig’s List of cannabis, servicing the legal cannabis value chain, since March 2018; the Chief Executive Officer and director of Empire Global Gaming, Inc., a publicly traded Long Island, NY based owner of gambling games and gaming applications, since December 2018; and the principal owner of Ducks Nest Investments Inc, a private investment company, since September 1990. Between September 2014 and May 2017 Mr. Douglass was the manager of HL Brands, LLC, a private firm manufacturing and selling apparel under the POPaganda brand, and watches and bags under the Flud brand, and between September 2014 and May 2017, Mr. Douglass was the Chairman of Artec Global Media, Inc., a publicly traded media company. We believe that Mr. Douglass’s financial and business experience qualify him to serve as our director.

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

Dennis Hartmann was appointed to our Board of Directors on September 25, 2019 and as Interim President on August 14, 2020. Mr. Hartmann resigned as Interim President on July 1, 2021. Mr. Hartmann had been an attorney engaged in private practice in the State of California for over 35 years. Mr. Hartmann holds a B.S. from the University of Alabama and a J.D. from the University of Texas School of Law. We believe that Mr. Hartmann’s legal experience qualifies him to serve as our director.

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

Director Nominations

As of September 30, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2021 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2021 and September 30, 2020 to persons serving as our Chief Executive Officer during our year ended September 30, 2021 (our “Named Executive Officers”), who were our only executive officers during 2021, as none of our other officers earned total compensation in excess of $100,000 during our last completed fiscal year.

Name and	Fiscal		Stock		Option		All Other
Financial Position	Year	Salary	Awards(5)		Awards(5)		Compensation		Total

Dennis Hartmann,	2021	$18,000	$18,760	(1)	$-		$-		$36,760
Interim President(1)	2020				$4,270	(1)	$-		$4,270

Todd Denkin(2)	2021	$37,500	$107,975	(3)	$-		$48,000	(4)	$193,475
President

(1)	Mr. Hartman was appointed our Interim President on August 14, 2020 and held the position through July 1, 2021 when Todd Denkin was appointed President. Stock award for 2021 consists of (i) 200,000 shares granted March 25, 2021 with a price per share value of $0.0563, for a total value of $11,260 and (ii) 125,000 shares granted June 25, 2021 with a price per share value of $0.06, for a total value of $7,500. Option award for 2020 consists of options to purchase 250,000 shares of common stock exercisable at $0.10 per share over 10 years issued as a bonus on January 31, 2020 that vests as to (i) one-quarter of such shares on the Effective Date, (ii) an additional one-quarter of such shares on the one-year anniversary of the Effective Date, (iii) an additional one-quarter of such shares on the two-year anniversary of the Effective Date, and (iv) the remaining one-quarter of such shares on the three-year anniversary of the Effective Date. The Company recognized $4,270 of stock-based compensation expense during the year ended September 30, 2020. Mr. Hartmann is also compensated as a consultant for his services to us as our Director for which he received $12,000 for the year ended September 30, 2020.

(2)	Mr. Denkin was appointed President on July 1, 2021.

(3)	Amount relates to 1,500,000 shares of Common Stock issued to Mr. Denkin on July 1, 2020 upon his appointment as President and 500,000 shares of Common Stock issued to Mr. Denkin under his Consulting Agreement with the Company during the year ended September 30, 2021 for services rendered prior to his appointment as President.

(4)	Consists of consulting fees paid to TD Media, an entity controlled by Todd Denkin, prior to his appointment as President of Company.

(5)	See Note 12 of our audited financial statements included herein for additional information on assumptions made in the valuation of option awards.

Employment Agreements

We are not party to an employment agreement with Todd Denkin

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2021.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Todd Denkin, President	-		-		$-	N/A

Dennis Hartmann, Interim President	125,000	(1)	125,000	(1)	$0.10	January 31, 2031

(1) Option to purchase 250,000 shares of common stock granted on January 31, 2020, vest as to 62,500 shares on date of grant and as to an additional 62,500 shares on each of the next three anniversaries of the grant date.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2021.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2021.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bruce Raben(1)	$30,000	$26,260	$	$-	$-	$36,000	$92,260
Ed DeFrank(2)	$9,000	$16,260	$	$-	$-	$-	$25,260

(1) We have agreed to compensate Mr. Raben a total of $7,500 in cash per quarter for his service as a director. On March 25, 2021, we granted Mr. Raben 200,000 shares with a price per share value of $0.0563, for a total value of $11,260. On June 25, 2021, we granted Mr. Raben 250,000 shares with a price per share value of $0.06, for a total value of $15,000. “All other compensation” consists of cash payments of $18,000 for consulting fees.

(2) On March 25, 2021, we granted Mr. DeFrank 200,000 shares with a price per share value of $0.0563, for a total value of $11,260. On June 25, 2021, we granted Mr. DeFrank 83,333 shares with a price per share value of $0.06, for a total value of $5,000. Mr. DeFrank resigned from his position on the Board on May 27, 2021.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 27, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann Director(3)	512,500	*	-	-
Todd Denkin, President	2,308,824	3.2%	-	-
Bruce Raben, Director(4)	3,918,986	5.3%	-	-
A. Stone Douglass, Chairman and CFO(5)	1,964,286	2.7%
Directors and Officers as a Group (4 persons)	8,192,096	11.2%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 72,730,153 shares of Common Stock outstanding as of December 27, 2021. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 27, 2021, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 187,500 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 500,000 shares of common stock exercisable at $0.13 per share, and options to purchase 695,653 shares of common stock exercisable at $0.10 per share.

(5)	Includes options to purchase 464,286 shares of common stock exercisable at $0.06 per share,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors currently consists of Bruce Raben, Dennis Hartmann and A. Stone Douglass. Our Board of Directors has determined that Mr. Raben and Mr. Hartmann, constituting a majority of our directors, are “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2021 and 2020. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended September 30,
	2021	2020
Audit fees:(1)	$49,500	$44,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$49,500	$44,500

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.7*	Description of Securities (incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 29, 2021)
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.6	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.7	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)

10.8	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.9	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.10	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.11	Paycheck Protection Program Loan Note between Digipath, Inc. and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.12	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.13	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2020)
10.14	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.15	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.16	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.17*	12% Secured Promissory Note dated September 10, 2021 issued by Digipath, Inc. to US Canna Lab I, LLC
10.18*	Consulting, Confidentiality and Proprietary Rights Agreement between Digipath, Inc. and Duck’s Nest Investments, Inc., wholly-owned by A. Stone Douglass, dated September 1, 2021.
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President

Dated:	December 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	President
Todd Denkin	(Principal Executive Officer)	December 29, 2021

/s/ A. Stone Douglass	Chief Financial Officer, Secretary and Chairman	December 29, 2021
A. Stone Douglass	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Raben	Director	December 29, 2021
Bruce Raben

/s/ Dennis Hartman	Director	December 29, 2021
Dennis Hartman

