Form 10-Q
period 2021-12-31
Digipath, Inc.
filed 2022-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2021

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

The number of shares of registrant’s common stock outstanding as of February 10, 2022 was 72,730,153.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
	(Unaudited)
Assets

Current assets:
Cash	$90,305	$295,932
Accounts receivable, net	330,398	214,900
Deposits	25,141	24,751
Note receivable	648,809	230,929
Other current assets	41,489	60,353
Total current assets	1,136,142	826,865

Right-of-use asset	390,150	413,884
Fixed assets, net	591,265	647,252
Total non -current assets	981,415	1,061,136

Total Assets	$2,117,557	$1,888,001

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$368,026	$370,977
Accrued expenses	266,958	220,002
Current portion of operating lease liabilities	95,924	93,601
Current portion of finance lease liabilities	11,912	20,379
Current maturities of notes payable	439,612	259,425
Current maturities of convertible notes payable	1,274,070	1,050,000
Total current liabilities	2,456,502	2,014,384

Non-current liabilities:
Operating lease liabilities	305,246	330,151
Notes payable	545,187	339,516
Convertible notes payable, net of discounts and current maturities	-	257,282
Total non-current liabilities	850,433	926,949

Total Liabilities	3,306,935	2,941,333

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 and zero shares issued and outstanding as of December 31, 2021 and September 30, 2021 respectively	333,600	-

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 and 1,325,942 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	1,048	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 72,730,153 and 71,230,153 shares issued and outstanding at December 31, 2021 and September 30 2021, respectively	72,730	71,230
Additional paid-in capital	16,645,222	16,825,765
Accumulated deficit	(18,241,978)	(17,951,653)

Total Stockholders’ Deficit	(1,522,978)	(1,053,332)

Total Liabilities and Stockholders’ Deficit	$2,117,557	$1,888,001

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020

Revenues	$699,585	$500,385
Cost of sales	422,601	420,885
Gross profit	276,984	79,500

Operating expenses:
General and administrative	240,964	225,050
Professional fees	268,471	114,544
Change in allowance for doubtful accounts	(2,139)	88,170
Total operating expenses	507,296	427,764

Operating loss	(230,312)	(348,264)

Other income (expense):
Interest income	9,380	-
Interest expense	(69,393)	(42,373)
Total other income (expense)	(60,013)	(42,373)

Net loss	$(290,325)	$(390,637)

Weighted average number of common shares outstanding - basic and fully diluted	72,387,762	58,423,853

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B		Series A
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, September 30, 2021	-	$-	1,325,942	$1,326	71,230,153	$71,230	$16,825,765	$(17,951,653)	$(1,053,332)

Purchase of Series B Preferred shares	55,600	55,600	-	-	-	-	-	-	-

Conversion of Series A Preferred into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	(277,722)	-	(278,000)

Stock-based compensation	-	-	-	-	1,500,000	1,500	97,179	-	98,679

Net loss	-	-	-	-	-	-	-	(290,325)	(290,325)

Balance, December 31, 2021	333,600	$333,600	1,047,942	$1,048	72,730,153	$72,730	$16,645,222	$(18,241,978)	$(1,522,978)

	Series B Convertible		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, September 30, 2020	-	$-	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$(17,265,150)	$(1,089,153)

Common stock sold for cash	-	-	-	-	900,000	900	19,350	-	20,250

Common stock issued for debt conversion	-	-	-	-	3,666,668	3,666	106,334	-	110,000

Stock-based compensation	-	-	-	-	1,228,155	1,228	42,832	-	44,060

Net loss	-	-	-	-	-	-	-	(390,637)	(390,637)

Balance, December 31, 2020	-	$-	1,325,942	$1,326	64,065,390	$64,065	$16,284,916	$(17,655,787)	$(1,305,480)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(290,325)	$(390,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(2,139)	88,170
Depreciation and amortization expense	58,469	83,265
Stock-based compensation	98,679	44,060
Amortization of debt discounts	19,766	8,322
Decrease (increase) in assets:
Accounts receivable	(113,359)	23,716
Other current assets	6,984	8,451
Deposits	(390)	-
Right-of-use assets	23,734	22,506
Increase (decrease) in liabilities:
Accounts payable	(2,952)	72,142
Accrued expenses	46,956	(3,265)
Lease liabilities	(22,582)	(20,424)
Net cash (used) in operating activities	(177,158)	(63,694)

Cash flows from investing activities
Purchase of fixed assets	(2,482)	-
Advance of note receivable	(406,000)	-
Net cash (used) in investing activities	(408,482)	-

Cash flows from financing activities
Principal payments on finance lease	(8,467)	(6,946)
Principal payments on note payable, equipment financing	(14,142)	(13,289)
Proceeds from notes payable	400,000	-
Proceeds from convertible notes	-	60,000
Payments on convertible notes	(57,978)
Proceeds from sale of common stock	-	20,250
Proceeds from sale of preferred stock	55,600	-
Net cash provided by financing activities	380,013	60,015

Net (decrease) in cash	(205,627)	(3,679)
Cash - beginning	295,932	82,749
Cash - ending	$90,305	$79,070

Supplemental disclosures:
Interest paid	$27,601	$14,179
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for debt conversion	$-	$110,000
Conversion of Series A preferred into Series B preferred	$278,000	$-

See accompanying notes to unaudited consolidated financial statements.

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2021:

Jurisdiction of
Name of Entity(1)	Incorporation	Relationship
Digipath, Inc.(2)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary
Digipath Labs CA, Inc. (5)	California	Subsidiary

(1)	All entities are in the form of a corporation.
(2)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.
(5)	Formed during the third fiscal quarter of 2021, but has not yet commenced significant operations.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of December 31, 2021, the Company had negative working capital of $1,320,360, accumulated recurring losses of $18,241,978, and only $90,305 of cash on hand, which is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2021 and September 30, 2021, respectively:

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$90,305	$-	$-

Liabilities
Lease liabilities	-	-	413,082
Notes payable	-	984,799	-
Convertible notes payable, net of discounts of $78,421	-	-	1,274,070

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$295,932	$-	$-

Liabilities
Lease liabilities	-	-	444,131
Notes payable	-	598,941	-
Convertible notes payable, net of discounts of $98,188	-	-	1,307,282

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2021.

Note 4 – Note Receivable

On various dates between December 28, 2018 and June 13, 2019, we loaned Northwest Analytical Labs, Inc. a total of $95,000. The loans bear interest at an annual rate of 10%, are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets. An allowance for doubtful accounts for the full value of the notes has been recorded due to the uncertainty of collectability.

On various dates between August 23, 2021 and December 31, 2021, we loaned C3 Labs, Inc. a total of $638,500. The loans bear interest at an annual rate of 8%. $350,000 of these loans are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets and have a maturity date of August 23, 2022. The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs, Inc., although no assurance can be made that the Company will consummate the acquisition. The Company has recorded interest income of $9,380 during the three months ended December 31, 2021 with total accrued interest of $10,309 as of December 31, 2021

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Fixed Assets

Fixed assets consist of the following at December 31, 2021 and September 30, 2021:

	December,	September 30,
	2021	2021
Software	$125,903	$125,903
Office equipment	71,601	71,601
Furniture and fixtures	29,879	29,879
Lab equipment	1,453,715	1,453,716
Leasehold improvements	496,600	494,117
Lab equipment held under capital leases	99,193	99,193
	2,276,891	2,274,409
Less: accumulated depreciation	(1,685,626)	(1,627,157)
Total	$591,265	$647,252

Depreciation and amortization expense totaled $58,469 and $83,265 for the three months ended December 31, 2021 and 2020, respectively.

Note 6 – Leases

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

The components of lease expense were as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2021	2020
Operating lease cost	$29,718	$29,718
Finance lease cost:
Amortization of assets	8,467	6,946
Interest on lease liabilities	809	2,330
Total net lease cost	$38,994	$38,994

Supplemental balance sheet information related to leases was as follows:

	December 31,	September 30,
	2021	2021
Operating leases:
Operating lease assets	$390,150	$413,884

Current portion of operating lease liabilities	95,924	$93,601
Noncurrent operating lease liabilities	305,246	330,151
Total operating lease liabilities	$401,170	$423,752
Finance lease:
Equipment, at cost	$99,193	$99,193
Accumulated amortization	(44,637)	(39,677)
Equipment, net	$54,556	$59,516

Current portion of finance lease liabilities	$11,912	$20,379
Noncurrent finance lease liabilities	-	-
Total finance lease liabilities	$11,912	$20,379

Weighted average remaining lease term:
Operating leases	3.67 years	3.92 years
Finance leases	0.30 years	0.55 years

Weighted average discount rate:
Operating leases	5.75%	5.75%
Finance lease	18.41%	18.41%

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,582	$20,424
Financing cash flows used for finance leases	$8,467	$6,946

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$528,616
Total finance lease liabilities	$-	$99,193

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of December 31, 2021:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2022	$86,985
2023	119,468
2024	123,543
2025	116,891
2026	-
Total future undiscounted lease payments	446,888
Less interest	45,718
Present value of lease payments	401,170
Less current portion	95,924
Long-term operating lease liabilities	$305,246

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at December 31, 2021:

Finance
Leases

2022	$12,368
2023	-
Total minimum lease payments	12,368
Less interest	456
Present value of lease liabilities	11,912
Less current portion	11,912
Long-term finance lease liabilities	$-

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 –Notes Payable

Notes payable consists of the following at December 31, 2021 and September 30, 2021, respectively:

	December 31,	September 30,
	2021	2021

On September 10, 2021, the Company, entered into a Secured Promissory note for $675,000 from US Canna Lab I, LLC, (the “Company Canna Lab Note”). The Company Canna Lab Note carries interest at 12% per annum, and is due on September 10, 2024 with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. As of December 31, 2021, a total $675,000 of the funds have been advanced to the Company. In addition, the Company was advanced an additional $125,000 of funds under the same terms as the original note.	$800,000	$400,000

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	184,799	198,941

Total notes payable	984,799	598,941
Less: current maturities	(439,612)	(259,425)
Notes payable	$545,187	$339,516

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $11,836 and $4,131 during the three months ended December 31, 2021 and 2020, respectively.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Convertible Notes Payable

Convertible notes payable consists of the following at December, 2021 and September 30, 2021, respectively:

	December 31,	September 30,
	2021	2021
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add outstanding short term notes and accrued interest into the principal balance, making the outstanding balance 355,470, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188 as a result of the beneficial conversion feature of the additional principal. During the three months ended December 31, 2021, the Company repaid $52,978 of the balance of this note.	302,492	355,470

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,352,492	1,405,470
Less: unamortized debt discounts	(78,421)	(98,188)
	1,274,070	1,307,282
Less: current maturities	1,274,070	1,050,000
Convertible notes payable	$-	$257,282

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

The aforementioned accounting treatment resulted in a total debt discount equal to $98,188. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $19,766. Unamortized discount as of December 31, 2021 is $78,421

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $28,273 and $26,567 for the three months ended December 31, 2021 and 2020, respectively.

The Company recognized interest expense for the three months ended December 31, 2021 and 2020, respectively, as follows:

	December 31,	December 31,
	2021	2020

Interest on short term loans	$-	$1,023
Interest on lease liabilities	3,601	2,330
Interest on notes payable	17,753	4,131
Amortization of beneficial conversion features	19,766	8,322
Interest on convertible notes	28,273	26,567
Total interest expense	$69,393	$42,373

Note 9 - Changes in Stockholders’ Deficit

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), with the remaining 2,500,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2021, there were 1,047,942 shares of Series A Preferred issued and outstanding and 333,600 shares of Series B Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at December 31, 2021 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional terms of the Series A Preferred and include the following:

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

During the three months ended December 31, 2021, the Company offered to the Series A Preferred shareholders the ability to convert their Preferred A shares into Preferred B shares for an additional investment of 20% of their initial Series A investment. One Series A shareholder has agreed to invest additional cash proceeds of $55,600 for 55,600 Series B shares and converted 278,000 of their Series A into Series B.

Series B

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at December 31, 2021 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series B Preferred and include the following:

●	The shares of Series B Preferred are not entitled to dividends, provided that if dividends are paid on the shares of common stock of the Company, the Series B Preferred will be entitled to dividends based on the number shares of common stock which the Series B Preferred may then be converted.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, or upon a change in control whereby a stockholder gains control of 50% or more of the outstanding shares of common stock, the shares of Series B Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series B Preferred plus all accrued but unpaid dividends.

●	Each share of Series B Preferred carries a number of votes equal to the number of shares of common stock into which such Series B Preferred may then be converted.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Due to the change in control provision of the Series B Preferred, the Series B Preferred is classified as temporary equity on the balance sheet.

On December 30, 2021, the Company entered into an Exchange Agreement with one of the Company’s institutional investors (the “Investor”), pursuant to which the Investor exchanged 278,000 shares of the Series A Preferred for 278,000 shares of the Series B Preferred. In addition, on December 30, 2021, the Investor purchased 55,600 shares of Series B Preferred Stock at a price of $1.00 per share, resulting in gross proceeds to the Company of $55,600.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 72,730,153 shares were issued and outstanding as of December 31, 2021.

During the three months ended December 31, 2021, the Company issued 1,500,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $52,500 based on the closing price of the Company’s common stock on the dates of grant. The shares were issued to the chairman of the board of directors.

Note 10 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 6,020,000 shares of common stock were outstanding as of December 31, 2021.

During the three months ended December 31, 2021, the Company issued to an unrelated third party, options to purchase 1,000,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $33,716. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 186% and call option values of $0.0337 and exercise prices of $0.035.

Amortization of Stock-Based Compensation

A total of $46,179 and $17,060 of stock-based compensation expense was recognized during the three months ended December 31, 2021 and 2020, respectively, as a result of the vesting of common stock options issued. As of December 31, 2021 a total of $44,213 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at December 31, 2021.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05 – $0.13	5,020,000	7.12 years	$0.08	4,043,809	$0.08

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	5,620,000	$0.08
Options issued	1,000,000	$0.04
Options forfeited	(600,000)	$0.11

Balance, December 31, 2021	6,020,000	$0.07

Exercisable, December 31, 2021	5,043,809	$0.07

As of December 31, 2021, these options in the aggregate had no intrinsic value as the per share market price of $0.028 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.08.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 2,535,001 shares of common stock were outstanding as of December 31, 2021.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2021.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 0.26	2,535,001	5.08 years	$0.17	2,535,001	$0.17

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	2,535,001	$0.17
Warrants granted	-	-
Warrants expired	-	-

Balance, December 31, 2021	2,535,001	$0.17

Exercisable, December 31, 2021	2,535,001	$0.17

As of December 31, 2021, these warrants in the aggregate had no intrinsic value as the per share market price of $0.028 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.08.

Note 12 – Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2021 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2021 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations for the Three Months Ended December 31, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31,		Increase /
	2021	2020	(Decrease)
Revenues	$699,585	$500,385	$199,200
Cost of sales	422,601	420,885	1,716
Gross profit	276,984	79,500	197,484

Operating expenses:
General and administrative	240,964	225,050	15,914
Professional fees	268,471	114,544	153,927
Change in allowance for doubtful accounts	(2,139)	88,170	(90,309)
Total operating expenses:	507,296	427,764	79,532

Operating income (loss)	(230,312)	(348,264)	117,952

Total other income (expense)	(60,013)	(42,373)	(17,640)

Net loss	$(290,325)	$(390,637)	$100,312

Revenues

Aggregate revenues for the three months ended December 31, 2021 were $699,585, compared to revenues of $500,385 during the three months ended December 31, 2020, an increase of $199,200 or 40%. The increase in revenue was due to the increase in tourism in Nevada during the current period, in comparison to the prior year period in which Nevada tourism was significantly depressed because of the COVID-19 coronavirus pandemic.

Cost of Sales

Cost of sales for the three months ended December 31, 2021 were $422,601, compared to $420,885 during the three months ended December 31, 2020, an increase of $1,716, or less than 1%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The increased cost of sales in the current period was primarily due to our increased labor and outsourced testing fees incurred during the current period. Our gross margins were approximately 40% during the three months ended December 31, 2021, compared to 16% during the three months ended December 31, 2020, which translated to $197,484 of increased gross profit from our $199,200 of increased revenues received in the current period. Our margins increased in the current period due to the increase in revenues, which increased at a greater rate than our labor costs and equipment servicing costs, in addition to reduced costs resulting from a decrease in outsourcing our testing services in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2021 were $240,964, compared to $225,050 during the three months ended December 31, 2020, an increase of $15,914, or 7%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $0 and $16,952 during the three months ended December 31, 2021 and 2020, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities.

Professional Fees

Professional fees for the three months ended December 31, 2021 were $268,471, compared to $114,544 during the three months ended December 31, 2020, an increase of $153,927, or 134%. Professional fees included non-cash, stock-based compensation of $98,679 and $27,108 during the three months ended December 31, 2021 and 2020, respectively. Professional fees increased primarily due to increased corporate consulting services during the current period as we increased our focus on expansion efforts.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts for the three months ended December 31, 2021 resulted in $2,139 of income, compared to $88,170 of expense during the three months ended December 31, 2020, an improvement of $90,309, or 102%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $96,285 to $88,600 during the quarter, as the Nevada tourism market began to open up again and our customers’ cash flows improved. The improvement was offset by the write-off of a loan we made in the amount of $5,361 that was not previously reserved for.

Operating Loss

Our operating loss for the three months ended December 31, 2021 was $230,312, compared to an operating loss of $348,264 during the three months ended December 31, 2020, a decrease of $117,952, or 34%. Our operating loss decreased primarily due to our increased gross profit, as tourism returned in Nevada after we navigated through the height of the effects of the COVID-19 coronavirus pandemic during the comparative period, as we continued to pare our general and administrative and professional fee costs, and decreased our allowance for doubtful accounts and overhead cost saving measures we implemented in response to Covid-19.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2021 was $60,013, compared to other expense, on a net basis, of $42,373 during the three months ended December 31, 2020, a net increase of $17,640. Other expense consisted of interest expense of $69,393 for the three months ended December 31, 2021, partially offset by $9,380 of interest income.

Net Loss

Net loss for the three months ended December 31, 2021 was $290,325, compared to a net loss of $390,637 during the three months ended December 31, 2020, a decrease of $100,312, or 26%. The decreased net loss was primarily due to our increased revenues, as the returning tourism in Nevada improved, and an increase in our gross margins.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended December 31, 2021 and 2020:

	2021	2020
Operating Activities	$(177,158)	$(63,694)
Investing Activities	(408,482)	-
Financing Activities	380,013	30,015
Net Decrease in Cash	$(205,627)	$(3,679)

Net Cash Used in Operating Activities

During the three months ended December 31, 2021, net cash used in operating activities was $177,158, compared to net cash used in operating activities of $63,694 for the same period ended December 31, 2020. The increase in cash used in operating activities was primarily attributable to our increase in accounts receivable.

Net Cash Used in Investing Activities

During the three months ended December 31, 2021, net cash used in investing activities was $408,482, compared to $0 for the same period ended December 31, 2020. The cash used in investing activities was a result of loans we made in connection with a potential acquisition.

Net Cash Provided by Financing Activities

During the three months ended December 31, 2021, net cash provided by financing activities was $380,013, compared to net cash provided by financing activities of $60,015 for the same period ended December 31, 2021. The current period consisted primarily of $400,000 of proceeds received on debt financing, proceeds of $55,600 from the sale of preferred stock, as offset by $8,467 of principal payments on an equipment lease and $14,142 of principal payments on an equipment loan and $52,978 of principal payments made on convertible notes, compared to $60,000 of net proceeds received on debt financing and proceeds of $20,250 from the sale of stock, as offset by $6,946 of principal payments on an equipment lease and $13,289 of principal payments on an equipment loan in the comparative period.

Ability to Continue as a Going Concern

As of December 31, 2021, our balance of cash on hand was $90,305, and we had negative working capital of $1,320,360 and an accumulated recurring losses of $18,241,978. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended December 31, 2021:

On December 30, 2021, we entered into an Exchange Agreement with one of our institutional investors (the “Investor”), pursuant to which the Investor exchanged 278,000 shares of our Series A Preferred Stock for 278,000 shares of our newly designated Series B Preferred Stock (“Series B Preferred Stock”). The transaction was effected pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

In addition, on December 30, 2021, the Investor purchased 55,600 shares of Series B Preferred Stock at a price of $1.00 per share, resulting in gross proceeds to the Company of $55,600. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended December 31, 2021, we issued 1,500,000 shares of common stock in exchange for services rendered to the Company by the chairman of the board of directors. The transaction was effected pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designations of the Series B Preferred Stock dated December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2022)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2022

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

