Form 10-Q
period 2022-03-31
Digipath, Inc.
filed 2022-05-16
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 16, 2022 was 75,146,820.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(Unaudited)
Assets

Current assets:
Cash	$82,769	$295,932
Accounts receivable, net	259,268	214,900
Note receivable	1,029,227	230,959
Other current assets	27,241	24,751
Deposits	71,093	60,353
Total current assets	1,469,598	826,865

Right-of-use asset	366,089	413,884
Fixed assets, net	534,435	647,252
Total non-current assets	900,524	1,061,136

Total Assets	$2,370,122	$1,888,001

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$419,500	$370,977
Accrued expenses	359,274	220,002
Current portion of operating lease liabilities	98,281	93,601
Current portion of finance lease liabilities	3,822	20,379
Current maturities of convertible notes payable	1,700,650	1,050,000
Current maturities of notes payable	486,458	259,425
Total current liabilities	3,067,985	2,014,384

Non-current liabilities:
Operating lease liabilities	279,981	330,151
Notes payable	474,166	339,516
Convertible notes payable, net of discounts of $-0- and $8,322 at March 31, 2022 and September 30, 2021, respectively	-	257,282
Total non-current liabilities	754,147	926,949

Total Liabilities	3,822,132	2,941,333

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 and zero shares issued and outstanding as of March 31, 2022 and September 30, 2021 respectively	333,600	-

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 and 1,325,942 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	1,048	1,326
Common stock, $0.001 par value, 250,000,000 shares authorized; 75,146,820 and 71,230,153 shares issued and outstanding at March 31, 2022 and September 30 2021, respectively	75,147	71,230
Additional paid-in capital	16,753,769	16,825,765
Accumulated deficit	(18,615,574)	(17,951,653)

Total Stockholders’ Deficit	(1,785,610)	(1,053,332)

Total Liabilities and Stockholders’ Deficit	$2,370,122	$1,888,001

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$604,735	$633,160	$1,304,320	$1,133,545
Cost of sales	396,032	416,915	818,633	837,800
Gross profit	208,703	216,245	485,687	295,745

Operating expenses:
General and administrative	235,470	211,961	476,434	437,011
Professional fees	286,390	107,819	554,861	222,363
Change in allowance for doubtful accounts	16	(106,155)	(2,123)	(17,985)
Total operating expenses	521,876	213,625	1,029,172	641,389

Operating loss	(313,173)	2,620	(543,485)	(345,644)

Other income (expense):
Interest income	15,295	47,918	24,675	47,918
Interest expense	(75,718)	(32,337)	(145,111)	(74,710)
Total other income (expense)	(60,423)	15,581	(120,436)	(26,792)

Net income (loss)	$(373,596)	$18,201	$(663,921)	$(372,436)

Weighted average number of common shares outstanding – basic	74,019,042	65,418,890	73,194,439	61,882,937
Weighted average number of common shares outstanding – fully diluted	74,019,042	114,702,490	73,194,439	61,882,937

Net loss per share – basic	$(0.00)	$0.00	$(0.01)	$(0.01)
Net loss per share – diluted	$(0.00)	$0.00	$(0.01)	$(0.01)

See accompanying notes to financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B		Series A
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, September 30, 2021	-	$-	1,325,942	$1,326	71,230,153	$71,230	$16,825,765	$(17,951,653)	$(1,053,332)

Purchase of Series B Preferred shares	55,600	55,600	-	-	-	-	-	-	-

Conversion of Series A Preferred into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	(277,722)	-	(278,000)

Stock-based compensation	-	-	-	-	1,500,000	1,500	97,179	-	98,679

Net loss	-	-	-	-	-	-	-	(290,325)	(290,325)

Balance, December 31, 2021	333,600	333,600	1,047,942	1,048	72,730,153	72,730	16,645,222	(18,241,978)	(1,522,978)

Common Shares issued for settlement of AP	-	-	-	-	250,000	250	7,250	-	7,500

Stock-based compensation	-	-	-	-	2,166,667	2,167	101,297	-	103,464

Net loss	-	-	-	-	-	-	-	(373,596)	(373,596)

Balance, March 31, 2022	333,600	$333,600	1,047,942	$1,048	75,146,820	$75,147	$16,753,769	$(18,615,574)	$(1,785,610)

	Series B Convertible		Series A Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Deficit

Balance, September 30, 2020	-	$-	1,325,942	$1,326	58,270,567	$58,271	$16,116,400	$(17,265,150)	$(1,089,153)

Common stock sold for cash	-	-	-	-	900,000	900	19,350	-	20,250

Common stock issued for debt conversion	-	-	-	-	3,666,668	3,666	106,334	-	110,000

Stock-based compensation	-	-	-	-	1,228,155	1,228	42,832	-	44,060

Net loss	-	-	-	-	-	-	-	(390,637)	(390,637)

Balance, December 31, 2020	-	-	1,325,942	1,326	64,065,390	64,065	16,284,916	(17,655,787)	(1,305,480)

Common stock issued for debt conversion	-	-	-	-	3,000,000	3,000	87,000	-	90,000

Stock-based compensation - related parties	-	-	-	-	866,430	867	56,157	-	57,024

Stock-based compensation	-	-	-	-	250,000	250	29,647	-	29,897

Net income	-	-	-	-	-	-	-	18,201	18,201

Balance, March 31, 2021	-	$-	1,325,942	$1,326	68,181,820	$68,182	$16,457,720	$(17,637,586)	$(1,110,358)

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(663,921)	$(372,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(2,123)	(17,985)
Depreciation and amortization expense	117,063	159,209
Loss on disposal of fixed assets	-	2,227
Gain on early extinguishment of debt	-	(40,338)
Stock-based compensation	202,143	130,981
Amortization of debt discounts	39,103	8,322
Decrease (increase) in assets:
Accounts receivable	(42,245)	49,400
Other current assets	(35,416)	12,677
Deposits	(2,490)	-
Right-of-use assets	47,795	45,308
Increase (decrease) in liabilities:
Accounts payable	56,023	(58,639)
Accrued expenses	139,272	27,814
Lease liabilities	(45,490)	(41,143)
Net cash (used) in operating activities	(190,286)	(94,603)

Cash flows from investing activities
Purchase of fixed assets	(4,246)	(1,206)
Advance of note receivable	(773,622)	-
Net cash (used) in investing activities	(777,868)	(1,206)

Cash flows from financing activities
Principal payments on finance lease	(16,557)	(16,715)
Principal payments on note payable, equipment financing	(28,317)	(26,769)
Proceeds from short term advances	-	40,000
Proceeds from notes payable	390,000	-
Proceeds from convertible notes	394,265	110,000
Payments on convertible notes	(40,000)
Proceeds from sale of common stock	-	20,250
Proceeds from sale of preferred stock	55,600	-
Net cash provided by financing activities	754,991	126,766

Net increase (decrease) in cash	(213,163)	30,957
Cash - beginning	295,932	82,749
Cash - ending	$82,769	$113,706

Supplemental disclosures:
Interest paid	$42,809	$32,294
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for debt conversion	$-	$110,000
Fixed assets acquired with note payable, equipment financing	$-	$200,000
Common stock issued for settlement of accounts payables	$7,500	$-
Conversion of Series A preferred into Series B preferred	$278,000	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2022:

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity's own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2022, the Company had negative working capital of $1,598,387, accumulated recurring losses of $18,615,574, and only $82,769 of cash on hand, which is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2022 and September 30, 2021, respectively:

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$82,769	$-	$-

Liabilities
Lease liabilities	-	-	382,084
Notes payable	-	960,624	-
Convertible notes payable	-	-	1,700,650

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$295,932	$-	$-

Liabilities
Lease liabilities	-	-	444,131
Notes payable	-	598,941	-
Convertible notes payable, net of discounts of $98,188	-	-	1,307,282

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2022 or the year ended September 30, 2021.

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

On various dates between August 23, 2021 and March 31, 2022, we loaned C3 Labs, Inc. (“C3 Labs”) a total of $1,003,622. The loans bear interest at an annual rate of 8%. These loans are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets and have a maturity date of August 23, 2022. The Company has recorded interest income of $15,120 during the six months ended March 31, 2022 with total accrued interest of $25,605 as of March 31, 2022.

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs. On March 11, 2022, the Company notified C3 Labs of its termination of the letter of intent. The Company is currently in possession of equipment of C3 Labs, which it is in the process of liquidating. The Company anticipates that the proceeds of such liquidation will be sufficient to repay the Company in full all amounts owed to it by C3 Labs under the secured loans.

Note 5 – Fixed Assets

Fixed assets consist of the following at March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Software	$125,903	$125,903
Office equipment	71,601	71,601
Furniture and fixtures	29,879	29,879
Lab equipment	1,455,479	1,453,716
Leasehold improvements	496,600	494,117
Lab equipment held under capital leases	99,193	99,193
	2,278,655	2,274,409
Less: accumulated depreciation	(1,744,220)	(1,627,157)
Total	$534,435	$647,252

Depreciation and amortization expense totalled $117,063 and $159,209 for the six months ended March 31, 2022 and 2021, respectively.

Note 6 – Leases

The Company leases its operating and office facility under a non-cancellable real property lease agreement that expires on August 31, 2025. The Company also has a financing lease for lab equipment subject to the recently adopted ASU 2016-02. In the locations in which it is economically feasible to continue to operate, management expects to enter into a new lease upon expiration. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Operating lease cost	$59,436	$21,644
Finance lease cost:
Amortization of assets	17,329	45,308
Interest on lease liabilities	1,223	14,129
Total net lease cost	$18,552	$59,437

Supplemental balance sheet information related to leases was as follows:

	March 31,	September 30,
	2022	2021
Operating leases:
Operating lease assets	$366,089	$413,884

Current portion of operating lease liabilities	98,281	$93,601
Noncurrent operating lease liabilities	279,981	330,151
Total operating lease liabilities	$378,262	$423,752
Finance lease:
Equipment, at cost	$99,193	$99,193
Accumulated amortization	(49,596)	(36,677)
Equipment, net	$49,597	$74,395

Current portion of finance lease liabilities	$3,822	$20,379
Noncurrent finance lease liabilities	-	-
Total finance lease liabilities	$3,822	$20,379

Weighted average remaining lease term:
Operating leases	3.42 years	3.92 years
Finance leases	0.05 years	1.55 years

Weighted average discount rate:
Operating leases	5.75%	5.75%
Finance lease	18.41%	18.41%

Supplemental cash flow and other information related to leases was as follows:

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$45,490	$41,143
Financing cash flows used for finance leases	$16,557	$16,715

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$528,616
Total finance lease liabilities	$-	$99,193

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancellable operating leases as of March 31, 2022:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2022 (for the six months remaining)	$58,419
2023	119,468
2024	123,543
2025	116,892
2026	-
Total future undiscounted lease payments	418,322
Less interest	40,060
Present value of lease payments	378,262
Less current portion	98,281
Long-term operating lease liabilities	$279,981

Future minimum annual lease payments required under the finance lease and the present value of the net minimum lease payments are as follows at March 31, 2022:

Finance
Leases

2022	$3,865
2023	-
Total minimum lease payments	3,865
Less interest	43
Present value of lease liabilities	3,822
Less current portion	3,822
Long-term finance lease liabilities	$-

Note 7 –Notes Payable

Notes payable consists of the following at March 31, 2022 and September 30, 2021, respectively:

	March 31,	September 30,
	2022	2021

On September 10, 2021, the Company, entered into a Secured Promissory note for $675,000 from US Canna Lab I, LLC, (the “Company Canna Lab Note”). The Company Canna Lab Note carries interest at 12% per annum, and is due on September 10, 2024 with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. As of March 31, 2022, a total $675,000 of the funds have been advanced to the Company. In addition, the Company was advanced an additional $115,000 of funds under the same terms as the original note.	$790,000	$400,000

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	170,624	198,941

Total notes payable	960,624	598,941
Less: current maturities	(486,458)	(259,425)
Notes payable	$474,166	$339,516

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $41,277 and $7,970 during the six months ended March 31, 2022 and 2021, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consists of the following at March 31, 2022 and September 30, 2021, respectively:

	March 31,	September 30,
	2022	2021
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add outstanding short term notes and accrued interest into the principal balance, making the outstanding balance 355,470, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188 as a result of the beneficial conversion feature of the additional principal. During the six months ended March 31, 2022, the Company repaid $40,000 of the balance of this note. In addition, during the six months ended March 31, 2022, the Company was advanced additional loans of $394,265 from the lender under the same terms.	709,735	355,470

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,759,735	1,407,470
Less: unamortized debt discounts	(59,085)	(98,188)
	1,700,650	1,307,282
Less: current maturities	1,700,650	1,050,000
Convertible notes payable	$-	$257,282

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

The aforementioned accounting treatment resulted in a total debt discount equal to $98,188. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date. The Company recorded debt amortization expense on the aforementioned debt discount in the amount of $39,103 for the six months ended March 31, 2022. Unamortized discount as of March 31, 2022 is $59,085.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $46,380 and $51,802 for the six months ended March 31, 2022 and 2021, respectively.

The Company recognized interest expense for the six months ended March 31, 2022 and 2021, respectively, as follows:

	March 31,	March 31,
	2022	2021

Interest on short term loans	$-	$1,687
Interest on capital leases	6,603	4,929
Interest on notes payable	41,277	7,970
Amortization of beneficial conversion features	39,103	8,322
Interest on convertible notes	58,128	51,802
Total interest expense	$145,111	$74,710

Note 9 - Changes in Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”) and 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), with the remaining 2,500,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2022, there were 1,047,942 shares of Series A Preferred issued and outstanding and 333,600 shares of Series B Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at March 31, 2022 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the six months ended March 31, 2022, the Company offered the Series A Preferred shareholders the ability to convert their Preferred A shares into Preferred B shares for an additional investment of 20% of their initial Series A investment. One Series A shareholder agreed to invest additional cash proceeds of $55,600 for 55,600 Series B shares and converted 278,000 of their Series A into Series B.

Series B

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at March 31, 2022 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 75,146,820 shares were issued and outstanding as of March 31, 2022.

During the six months ended March 31, 2022, the Company issued 1,500,000 shares of its common stock in exchange for services rendered to the Company, by the chairman of the board of directors, with a total fair value $98,679 based on the closing price of the Company’s common stock on the dates of grant.

During the six months ended March 31, 2022, the Company issued 2,166,667 shares of its common stock in exchange for services rendered to the Company by third party consultants, with a total fair value $103,464 based on the closing price of the Company’s common stock on the dates of grant.

During the six months ended March 31, 2022, the Company issued 250,000 shares of its common stock to settle outstanding payables in the amount of $7,500.

Note 10 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012 and previously amended on May 20, 2014. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant. Options to purchase a total of 6,020,000 shares of common stock were outstanding as of March 31, 2022.

During the six months ended March 31, 2022, the Company issued to an unrelated third party, options to purchase 1,000,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $33,716. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 186% and call option values of $0.0337 and exercise prices of $0.035.

Amortization of Stock-Based Compensation

A total of $53,739 and $41,126 of stock-based compensation expense was recognized during the six months ended March 31, 2022 and 2021, respectively, as a result of the vesting of common stock options issued. As of March 31, 2022 a total of $31,798 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at March 31, 2022.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05 – $0.13	6,020,000	6.51 years	$0.07	5,359,285	$0.07

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	5,620,000	$0.08
Options issued	1,000,000	$0.04
Options forfeited	(600,000)	$0.11

Balance, March 31, 2022	6,020,000	$0.07

Exercisable, March 31, 2022	5,359,285	$0.07

As of March 31, 2022, these options in the aggregate had no intrinsic value as the per share market price of $0.023 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.07.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 2,535,001 shares of common stock were outstanding as of March 31, 2022.

The following is a summary of information about our warrants to purchase common stock outstanding at March 31, 2022.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10 - 0.26	2,535,001	4.84 years	$0.17	2,535,001	$0.17

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	2,535,001	$0.17
Warrants granted	-	-
Warrants expired	-	-

Balance, March 31, 2022	2,535,001	$0.17

Exercisable, March 31, 2022	2,535,001	$0.17

As of March 31, 2022, these warrants in the aggregate had no intrinsic value as the per share market price of $0.023 of the Company’s common stock as of such date was less than the weighted-average exercise price of these warrants of $0.17.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Revenues	$604,735	$633,160	$(28,425)
Cost of sales	396,032	416,915	(20,883)
Gross profit	208,703	216,245	(7,542)

Operating expenses:
General and administrative	235,470	211,961	23,509
Professional fees	286,390	107,819	178,571
Change in allowance for doubtful accounts	16	(106,155)	106,171
Total operating expenses:	521,876	213,625	308,251

Operating income (loss)	(313,173)	2,620	(315,793)

Total other income (expense)	(60,423)	15,581	(76,004)

Net loss	$(373,596)	$18,201	$(391,797)

Revenues

Aggregate revenues for the three months ended March 31, 2022 were $604,735, compared to revenues of $633,160 during the three months ended March 31, 2021, a decrease of $28,425 or 4%. The decrease in revenue was due to a slight decrease in tourism in Nevada during the current period as opposed to the same period in 2021.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 were $396,032, compared to $416,915 during the three months ended March 31, 2021, a decrease of $20,883, or 5%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to our sales decrease of 4% as well as reducing our outsourced testing fees incurred during the current period. Our gross margins were approximately 35% during the three months ended March 31, 2022, compared to 34% during the three months ended March 31, 2021, which translated to $20,883 of decreased gross profit from our $28,425 of decreased revenues received in the current period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $235,470 compared to $211,961 during the three months ended March 31, 2021, an increase of $23,509, or 11%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $0 and $16,952 during the three months ended March 31, 2022 and 2021, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended March 31, 2022 were $286,390, compared to $107,819 during the three months ended March 31, 2021, an increase of $178,571, or 166%. Professional fees included non-cash, stock-based compensation of $103,464 and $44,147 during the three months ended March 31, 2022 and 2021, respectively. Professional fees increased primarily due to increased corporate consulting services during the current period as we focused primarily on the lab operations during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts for the three months ended March 31, 2022 resulted in $16 of income, compared to $106,155 of expense during the three months ended March 31, 2021, an improvement of $106,171, or 100%. Our change in allowance for doubtful accounts improved during the current period as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Loss

Our operating loss for the three months ended March 31, 2022 was $313,173, compared to operating income of $2,620 during the three months ended March 31, 2021, a decrease of $315,793, or 12,053%. Our operating loss increased primarily due to our decreased gross profit and not having a reversal of our allowance for doubtful accounts.

Other Income (Expense)

Other expense, on a net basis, for the three months ended March 31, 2022 was $60,423, compared to other income, on a net basis, of $15,581 during the three months ended March 31, 2021, a net decrease of $76,004. Other expense consisted of interest expense of $75,718 for the three months ended March 31, 2022. partially offset by other income, consisting of $15,295 of interest income.

Net Loss

Net loss for the three months ended March 31, 2022 was $373,596, compared to net income of $18,201 during the three months ended March 31, 2021, a decrease of $391,797, or 2,153%. The net loss was primarily due to our decreased revenues, increase interest expense, and not having a reversal in our doubtful accounts from the March 31, 2021 period.

Results of Operations for the Six Months Ended March 31, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2022 and 2021.

	Six Months Ended March 31,		Increase /
	2022	2021	(Decrease)
Revenues	$1,304,320	$1,133,545	$170,775
Cost of sales	818,633	837,800	(19,167)
Gross profit	485,687	295,745	189,942

Operating expenses:
General and administrative	476,434	437,011	39,423
Professional fees	554,861	222,363	332,498
Change in allowance for doubtful accounts	(2,123)	(17,985)	15,862
Total operating expenses:	1,029,172	641,389	387,783

Operating loss	(543,485)	(345,644)	(197,841)

Total other income (expense)	(120,436)	(26,792)	(93,644)

Net loss	$(663,921)	$(372,436)	$(291,485)

Revenues

Aggregate revenues for the six months ended March 31, 2022 were $1,304,320, compared to revenues of $1,133,545 during the six months ended March 31, 2021, an increase of $170,775, or 15%. The increase in revenue was due to the Nevada tourism market beginning to open up again and our customers’ cash flows improved during the current period.

Cost of Sales

Cost of sales for the six months ended March 31, 2022 were $818,633, compared to $837,800 during the six months ended March 31, 2021, a decrease of $19,167, or 2%. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to our decrease in outsourcing to other labs. Our gross margins of approximately 37% and 26% during the six months ended March 31, 2022 and 2021, respectively, translated to $189,942 of increased gross profit in the current period.

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2022 were $476,434, compared to $437,011 during the six months ended March 31, 2021, an increase of $39,423, or 9%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $0 and $33,904 during the six months ended March 31, 2022 and 2021, respectively. General and administrative expenses increased due primarily to increased corporate overhead activities offset by the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the six months ended March 31, 2022 were $554,861, compared to $222,363 during the six months ended March 31, 2021, an increase of $332,498, or 150%. Professional fees included non-cash, stock-based compensation of $202,143 and $97,077 during the six months ended March 31, 2022 and March 31, 2021, respectively. Professional fees increased primarily due to increased use of corporate consulting services during the current period.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts resulted in $2,123 of income for the six months ended March 31, 2022, compared to $17,985 during the six months ended March 31, 2021, a decrease of $15,862, or 88%. Our change in allowance for doubtful accounts improved during the current period primarily as our allowance for doubtful accounts decreased from $96,285 to $88,711 during the period, as the Nevada tourism market began to open up again and our customers’ cash flows improved.

Operating Loss

Our operating loss for the six months ended March 31, 2022 was $543,485, compared to $345,644 during the six months ended March 31, 2021, an increase of $197,841, or 57%. Our operating loss increased primarily due to a large increase in professional fees.

Other Expense

Other expense, on a net basis, for the six months ended March 31, 2022 was $120,436, compared to other expense, on a net basis, of $26,792 during the six months ended March 31, 2021, a net increase of $93,644. Other expense consisted of $145,111 of interest expense, as offset by interest income of $15,295, compared to $65,434 of interest expense, as offset by a gain on early extinguishment of debt in the amount of $40,338 and a gain on the distribution of $7,580 of previously impaired inventory to our former CEO, during the six months ended March 31, 2021.

Net Loss

Net loss for the six months ended March 31, 2022 was $663,921, compared to $372,436 during the six months ended March 31, 2021, an increase of $291,485, or 78%. The increased net loss was due primarily to larger professional fees and an increase in other expenses.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended March 31, 2022 and 2021:

	2022	2021
Operating Activities	$(190,286)	$(94,603)
Investing Activities	(777,868)	(1,206)
Financing Activities	754,991	126,766
Net Decrease in Cash	$(213,163)	$30,957

Net Cash Used in Operating Activities

During the six months ended March 31, 2022, net cash used in operating activities was $190,286, compared to net cash used in operating activities of $94,603 for the same period ended March 31, 2021. The increase in cash used in operating activities was primarily attributable to our increased net loss.

Net Cash Used in Investing Activities

During the six months ended March 31, 2022, net cash used in investing activities was $777,868, compared to $1,206 for the same period ended March 31, 2022. The increase in cash used in investing was a result of secured loans we made to C3 Labs, Inc. in connection with a potential acquisition. On March 11, 2022, the Company notified C3 Labs of its termination of the letter of intent. The Company is currently in possession of equipment of C3 Labs, which it is in the process of liquidating. The Company anticipates that the proceeds of such liquidation will be sufficient to repay the Company in full all amounts owed to it by C3 Labs under the secured loans.

Net Cash Provided by Financing Activities

During the six months ended March 31, 2022, net cash provided by financing activities was $754,991, compared to net cash provided by financing activities of $126,766 for the same period ended March 31, 2021. The current period consisted primarily of $390,000 of proceeds received on debt financing, $407,243 proceeds from convertible debt financing, proceeds of $55,600 from the sale of preferred stock, as offset by $28,317 of principal payments on an equipment lease and $16,557 of principal payments on an equipment loan, compared to $110,000 of net proceeds received on convertible debt financing, $40,000 of proceeds from short term advances and proceeds of $20,250 from the sale of stock, as offset by $26,769 of principal payments on an equipment lease and $16,715 of principal payments on an equipment loan in the comparative period.

Ability to Continue as a Going Concern

As of March 31, 2022, our balance of cash on hand was $82,769, and we had negative working capital of $1,598,387 and an accumulated deficit of $18,615,574 resulting from recurring losses. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the six-month period ended March 31, 2022:

Common Stock Issued for Services

On February 11, 2022, the Company issued 2,166,667 shares of its common stock in exchange for services rendered to the Company by third party consultants, with a total fair value $65,000 based on the closing price of the Company’s common stock on the dates of grant.

On February 11, 2022, the Company issued 250,000 shares of its common stock to settle outstanding payables in the amount of $7,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designations of the Series B Preferred Stock dated December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2022)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

