Form 10-K
period 2022-09-30
Digipath, Inc.
filed 2023-01-17
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022 OR

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.023 per share as of March 31, 2022 was approximately $1,585,804.

As of January 13, 2023, there were 75,146,820 shares of registrant’s common stock outstanding.

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

Digipath Labs screens medicinal and recreational cannabis for potentially harmful contaminants, including:

- Residual Solvents (for extracts)

- Moisture

- Water Activity

- Visual Inspection

- Pesticides

- Heavy metals, including mercury, arsenic, lead, cadmium, chromium and nickel

- Biological toxins, such as aflatoxin and ocratoxins

- Microbial contaminants including E. coli, salmonella, coliforms, aspergillus, gram negative bacteria, total aerobic bacteria and mold and yeast

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

Market Overview

According to New Frontier Data, a cannabis researcher based in Washington, D.C., the hemp CBD business worldwide will grow from $4.4 billion in 2018 to over $14.7 billion by 2026, and the worldwide cannabis industry in 2019 generated $15 Billion. In 2024 that will increase to $44.8 Billion. Total legal sales of cannabis in current legal states are projected to grow at a compound annual growth rate (CAGR) of 14% over the next six years, reaching nearly $30 billion by 2025. This figure takes into account the likely projection that more states will legalize. Currently, thirty-nine states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, thirty-nine states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

Seasonality

Our business is not subject to seasonality.

Insurance

We maintain property, business interruption and casualty insurance.

Employees

As of September 30, 2022, we had seventeen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2022 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of November, 2022, thirty-eight states and the District of Columbia allow its citizens to use medical cannabis. Additionally, twenty-one states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

The COVID-19 coronavirus has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, customers, and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. During portions of our year ended September 30, 2022, the Company’s cannabis testing operations significantly declined due to the decline in the Nevada cannabis markets, which resulted in turn from the substantial decline in Nevada tourism due to COVID-19. While our operations have recently improved due to the reopening of Nevada casinos and increased tourism compared to its recent depressed levels, there can be no assurance that this trend will continue. COVID-19 has also had an adverse impact on global economic conditions, which could impair our ability to raise capital when needed.

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

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock. The issued and outstanding shares of Series A Convertible Preferred Stock and Series B Preferred Stock grant the holders of such preferred stock liquidation rights that are superior to those held by the holders of our common stock.

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

2023	119,468
2024	123,543
2025	116,891
2026	-
Total	$359,902

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of January 12, 2023, the closing price of our common stock on the OTCQB was $0.01.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2021
First Quarter	$0.03	$0.01
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.04
Fourth Quarter	$0.06	$0.04

Fiscal Year Ended September 30, 2022
First Quarter	$0.04	$0.3
Second Quarter	$0.04	$0.02
Third Quarter	$0.28	$0.11
Fourth Quarter	$0.02	$0.01

As of January 13, 2023, there were approximately 121 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 13, 2023, there were 75,146,820 shares of common stock outstanding on record.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,520,000	$0.09	N/A
Equity compensation plans not approved by security holders (2)	4,035,001	$0.07	N/A
Total	7,520,000		N/A

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that may be granted thereunder.

(2) Consists of options and warrants issued to consultants of the Company in consideration of services with exercise prices between $0.05 and $0.10 per share. For additional details see Note 11 to the accompanying financial statements.

2012 Incentive Plan

Effective Date and Expiration. The 2012 Incentive Plan, as amended, became effective on March 5, 2012, and terminated on March 5, 2022. No award may be made under the Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date.

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

Recent Sales of Unregistered Securities

On July 25, 2022, we sold 1,000 shares of our newly designated Series C Preferred Stock to Todd Denkin, our President, for a purchase price of $0.10 per share, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

ITEM 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2022 and 2021. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Revenue Recognition

Effective October 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 - Revenue Recognition. Under ASC 605, revenue was recognized when the following criteria had been met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $58,739 and $28,066 for the years ended September 30, 2022 and 2021, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2022 and 2021, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations

The following table shows operating results for the years ended September 30, 2022 and 2021.

	Years Ended September 30,		Increase /
	2022	2021	(Decrease)
Revenues	$2,699,920	$2,503,800	$196,120
Cost of sales	1,633,972	1,788,635	(154,663)
Gross profit	1,065,948	715,165	350,783

Operating expenses:
General and administrative	1,359,005	934,143	424,862
Professional fees	656,860	581,635	75,225
Bad debts expense (recovery)	64,427	(28,165)	92,592
Total operating expenses:	2,080,292	1,487,613	592,679

Operating loss	(1,014,344)	(772,448)	(241,896)

Total other income (expense)	(1,042,774)	85,945	(1,128,719)

Net loss	$(2,057,118)	$(686,503)	$(1,370,615)

Revenues

Aggregate revenues for the year ended September 30, 2022 were $2,699,920, compared to revenues of $2,503,800 during the year ended September 30, 2021, an increase of $196,120, or 8%. The increase in revenue was due to an increase in Nevada tourism and our customers’ cash flows during the current period.

Cost of Sales

Cost of sales for the year ended September 30, 2022 were $1,633,972, compared to $1,788,635 during the year ended September 30, 2021, a decrease of $154,663, or 9%. Cost of sales consists primarily of labor, depreciation and maintenance on lab equipment, and supplies consumed in our testing operations. The decreased cost of sales in the current period was primarily due to our decrease in outsourcing to other labs. Our gross margins of approximately 40% and 29% during the years ended September 30, 2022 and 2021, respectively, translated to $350,783 of increased gross profit in the current period.

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2022 were $1,359,005, compared to $934,143 during the year ended September 30, 2021, an increase of $424,865, or 45%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included stock-based compensation paid to officers of $454,238 during the year ended September 30, 2022, compared to $50,856 during the year ended September 30, 2021, an increase of $403,382. General and administrative expenses increased due primarily to increased corporate overhead activities offset by the discontinuation of rents on warehouse space that we were previously subleasing.

Professional Fees

Professional fees for the year ended September 30, 2022 were $656,860, compared to $581,635 during the year ended September 30, 2021, an increase of $75,225, or 13%. Professional fees increased primarily due to increased use of corporate consulting services during the current period. Stock-based compensation was $106,994 during the year ended September 30, 2022, compared to $241,582 during the year ended September 30, 2021, a decrease of $134,588.

Bad Debt Expense

Bad debt expense for the year ended September 30, 2022 was $64,427, compared to bad debt recovery for the year ended September 30, 2021 of $28,165, an increase of $92,592. Our change in allowance for doubtful accounts was a result of collection issues from various customers. Our allowance for doubtful accounts on trade receivables was $139,279 and $87,795 at September 30, 2022 and 2021, respectively, or approximately 5% and 4% of sales for the years ended September 30, 2022 and 2021, respectively.

Operating Loss

Operating loss for the year ended September 30, 2022 was $1,014,344, compared to $772,448 during the year ended September 30, 2021, an increase of $241,896, or 31%. Operating loss increased primarily due to increased general and administrative, professional fees and bad debts expense, during the year ended September 30, 2022, compared to the year ended September 30, 2021.

Other Income (Expense)

Other expense, on a net basis, for the year ended September 30, 2022 was $1,042,774, compared to other income of $85,945 during the year ended September 30, 2021, a decrease of $1,128,719. Other expense during the year ended September 30, 2022 consisted of $260,274 of interest expense and a credit loss of $782,500. Other income during the year ended September 30, 2021 consisted of a $222,393 gain on the settlement of debt, interest income of $929, and settlement of accounts payable of $7,580, as offset by $144,957 of interest expense.

Net Loss

Net loss for the year ended September 30, 2022 was $2,057,118, compared to $686,503 during the year ended September 30, 2021, an increase of $1,370,615, or 200%. The increased net loss was due primarily to larger professional fees and an increase in other expenses.

Liquidity and Capital Resources

As of September 30, 2022, the Company had current assets of $562,104, comprising of cash of $56,168, accounts receivable of $335,085, other assets of $45,710, a note receivable of $100,000 and deposits of $25,141. The Company’s current liabilities as of September 30, 2022 were $2,953,909, consisting of $550,467 of accounts payable, $378,368 of accrued expenses, the current portion of operating lease liabilities in the amount of $100,685, the current maturities of convertible notes payable of $1,198,469, and the current maturities of notes payable in the amount of $725,920

The following table summarizes our total current assets, liabilities and working capital at September 30, 2022 and 2021.

	September 30,
	2022	2021
Current Assets	$562,104	$826,865

Current Liabilities	$2,953,909	$2,014,384

Working Capital	$(2,391,805)	$(1,187,519)

The following table summarizes our cash flows during the years ended September 30, 2022 and 2021, respectively.

	Years Ended
	September 30,
	2022	2021
Net cash (used) in operating activities	$(184,786)	$(135,968)
Net cash (used) in investing activities	(660,371)	(286,206)
Net cash provided by financing activities	605,393	635,357

Net change in cash	$(239,764)	$(135,968)

Net Cash Used in Operating Activities

The increase in funds used in operating activities for the year ended September 30, 2022, compared to the year ended September 30, 2021, was primarily attributable to our increased net loss, offset by the change in allowance for doubtful accounts and credit losses.

Net Cash Used in Investing Activities

The increase in funds used in investing activities for the year ended September 30, 2022, compared to the year ended September 30, 2021, was due primarily to loans we made in connection with a potential acquisition that we did not close, offset by proceeds received from the sale of equipment held as collateral securing that loan.

Net Cash Provided by Financing Activities

The decrease in funds provided by financing activities for the year ended September 30, 2022, compared to the year ended September 30, 2021, was primarily due to increased payments we made on our outstanding convertible notes in the year ended September 30, 2022.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2022, our balance of cash on hand was $56,168. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need and are currently seeking additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Black Scholes Calculations

As discussed in Note 10 of the consolidated financial statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock compensation.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value.  Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of the fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.

/s/ M&K CPAS, PLLC (PCAOB ID:2738)

We have served as the Company’s auditor since 2017.

Houston, Texas

January 17, 2023

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	September 30, 2021
Assets

Current assets:
Cash	$56,168	$295,932
Accounts receivable, net	335,085	214,900
Deposits	25,141	24,751
Note receivable	100,000	230,929
Other current assets	45,710	60,353
Total current assets	562,104	826,865

Right-of-use asset	316,961	413,884
Fixed assets, net	460,823	647,252
Total non-current assets	777,784	1,061,136

Total Assets	$1,339,888	$1,888,001

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$550,467	$370,977
Accrued expenses	378,368	220,002
Current portion of operating lease liabilities	100,685	93,601
Current portion of finance lease liabilities	-	20,379
Current maturities of notes payable	725,920	259,425
Current maturities of convertible notes payable, net of discounts of $19,766 and $0 at September 30, 2022 and 2021, respectively	1,198,469	1,050,000
Total current liabilities	2,953,909	2,014,384

Non-current liabilities:
Operating lease liabilities	229,825	330,151
Notes payable	80,428	339,516
Convertible notes payable, net of discounts of $65,001 and $98,188 at September 30, 2022 and 2021, respectively	484,998	257,282
Total non-current liabilities	795,251	926,949

Total Liabilities	3,749,160	2,941,333

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 and 0 shares issued and outstanding as of September 30, 2022 and 2021 respectively	333,600	-

Stockholders’ Equity (Deficit):
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; 1,047,942 and 1,325,942 shares issued and outstanding at September 30, 2022 and 2021, respectively	1,048	1,326
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 and 0 shares issued and outstanding as of September 30, 2022 and 2021 respectively	1	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 75,146,820 and 71,230,153 shares issued and outstanding at September 30, 2022 and 2021, respectively	75,147	71,230
Common stock Payable	71,745	-
Additional paid-in capital	17,117,958	16,825,765
Accumulated deficit	(20,008,771)	(17,951,653)

Total Stockholders’ Equity (Deficit)	(2,742,872)	(1,053,332)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,339,888	$1,888,001

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2022	2021

Revenues	$2,699,920	$2,503,800
Cost of sales	1,633,972	1,788,635
Gross profit	1,065,948	715,165

Operating expenses:
General and administrative	1,359,005	934,143
Professional fees	656,860	581,635
Bad debts expense (recovery)	64,427	(28,165)
Total operating expenses	2,080,292	1,487,613

Operating loss	(1,014,344)	(772,448)

Other income (expense):
Interest expense	(260,274)	(144,957)
Interest income	-	929
Gain on settlement of debt	-	222,393
Other income	-	7,580
Credit loss	(782,500)	-
Total other income (expense)	(1,042,774)	85,945

Net loss	(2,057,118)	(686,503)
Preferred deemed dividend	(192,154)	-
Net loss to common shareholders	$(2,249,272)	$(686,503)

Net loss to common shareholders per share - basic and fully diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	74,173,304	65,868,108

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible		Series A Convertible		Series C					Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2020	-	$-	1,325,942	$1,326	-	$-	58,270,567	$58,271	$-	$16,116,400	$(17,265,150)	$(1,089,153)

Common stock sold for cash	-	-	-	-	-	-	900,000	900	-	19,350	-	20,250

Common stock issued for debt conversion	-	-	-	-	-	-	6,666,668	6,666	-	193,334	-	200,000

Common stock issued for services	-	-	-	-	-	-	5,392,918	5,393	-	250,862	-	256,255

Stock-based compensation	-	-	-	-	-	-	-	-	-	147,631	-	147,631

Beneficial conversion feature on convertible notes payable	-	-	-	-	-	-	-	-	-	98,188	-	98,188

Net loss	-	-	-	-	-	-	-	-	-	-	(686,503)	(686,503)

Balance, September 30, 2021	-	-	1,325,942	1,326	-	-	71,230,153	71,230	-	16,825,765	(17,951,653)	(1,053,332)

Purchase of Series B Preferred shares	55,600	55,600	-	-	-	-	-	-	-	-	-	-

Conversion of Series A Preferred into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	-	-	-	(85,568)	-	(85,846)

Issuance of Preferred C Shares	-	-	-	-	1,000	1	-	-	-	360,299	-	360,300

Common stock issued for settlement of accounts payable	-	-	-	-	-	-	250,000	250	-	7,250	-	7,500

Common stock issued for services	-	-	-	-	-	-	3,666,667	3,667	-	139,833	-	143,500

Common shares to be issued for debt discount	-	-	-	-	-	-	-	-	71,745	-	-	71,745

Stock-based compensation	-	-	-	-	-	-	-	-	-	62,533	-	62,533

Deemed dividend on preferred exchange	-	-	-	-	-	-	-	-	-	(192,154)		(192,154)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,057,118)	(2,057,118)

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(2,057,118)	$(686,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	64,427	(28,165)
Depreciation and amortization expense	204,151	292,133
Gain on settlement of debt	-	(222,393)
Credit loss	782,500	-
Stock-based compensation	566,233	403,886
Amortization of debt discounts	85,166	8,322
Decrease (increase) in assets:
Accounts receivable	(184,612)	55,410
Other current assets	5,821	(7,609)
Deposits	(390)	(6,076)
Right-of-use assets	96,923	91,822
Increase (decrease) in liabilities:
Accounts payable	186,989	(14,743)
Accrued expenses	158,366	62,679
Lease liabilities	(93,242)	(84,731)
Net cash (used) in operating activities	(184,786)	(135,968)

Cash flows from investing activities
Purchase of fixed assets	(17,722)	(56,206)
Advance of note receivable	(817,649)	(230,000)
Proceeds from sale of collateralized assets	175,000	-
Net cash (used) in investing activities	(660,371)	(286,206)

Cash flows from financing activities
Proceeds from short term advances	-	65,000
Repayments of short term advances	-	(30,112)
Principal payments on finance lease	(20,379)	(32,532)
Principal payments on note payable, equipment financing	(57,593)	(54,249)
Proceeds from notes payable	390,000	400,000
Repayments of notes payable	(125,000)	-
Proceeds from convertible notes	402,765	267,000
Repayments on convertible notes	(40,000)	-
Proceeds from sale of common stock	-	20,250
Proceeds from sale of preferred stock	55,600	-
Net cash provided by financing activities	605,393	635,357

Net increase (decrease) in cash	(239,764)	213,183
Cash - beginning	295,932	82,749
Cash - ending	$56,168	$295,932

Supplemental disclosures:
Interest paid	$113,817	$45,357
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for settlement of payables	$7,500	$-
Conversion of Series A preferred into Series B preferred	$85,846	$-
Deemed dividend on preferred exchange	$192,154	$-
Subscription receivable for Series C preferred stock	$100	$-
Fixed assets transferred to settle accounts payable	$-	$2,226
Common stock issued for debt conversion	$-	$200,000
Transfer of notes payable and accrued interest into convertible notes payable	$-	$88,470
Stock payable issued for debt discounts on convertible notes payable	$71,745	$98,188

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2022:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Digipath, Inc.(1)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $139,279 and $87,795 as of September 30, 2022 and 2021, respectively.

The Company had two customers representing 27% of the outstanding accounts receivable balance and had one customer representing more than 10% of gross revenue, for a total of 23% of revenue for the year ended September 30, 2022. The Company had one customer representing 27% of the outstanding accounts receivable balance and had two customers representing more than 10% of gross revenue, for a total of 29% of revenue for the year ended September 30, 2021.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 - Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $58,739 and $28,050 for the years ended September 30, 2022 and 2021, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2022 and 2021, potential dilutive securities of 58,941,155 and 46,848,988 shares issuable upon conversion of convertible notes payable, 6,020,000 and 5,620,000 shares issuable upon exercise of options, 1,500,000 and 2,535,001 shares issuable upon exercise of warrants, and 13,579,710 and 6,629,710 upon conversion of Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity). ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock, which results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Additionally, ASU 2020-06 affects the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 allows entities to use a modified or full retrospective transition method and is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $20,008,771 and as of September 30, 2022, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2022 and 2021, respectively:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$56,138	$-	$-

Liabilities
Lease liabilities	-	-	330,510
Notes payable	-	806,348	-
Convertible notes payable, net of discounts of $84,767	-	-	1,683,467

	Fair Value Measurements at September 30, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$295,957	$-	$-

Liabilities
Lease liabilities	-	-	444,131
Notes payable	-	598,941	-
Convertible notes payable, net of discounts of $98,188	-	-	1,307,282

The fair value of our intellectual properties is deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2022 or 2021.

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

On various dates between August 23, 2021 and September 30, 2022, we loaned C3 Labs, Inc. (“C3 Labs”) a total of $1,056,570. The loans bear interest at an annual rate of 8%. These loans are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets and have a maturity date of August 23, 2022. The Company has recorded interest income of $63,087 and $930 during the years ended September 30, 2022 and 2021, with total interest receivable of $64,017 as of September 30, 2022. The interest income is combined with the credit loss discussed below.

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs pursuant to a letter of intent. On March 11, 2022, the Company notified the current owners of C3 Labs of its termination of the letter of intent. The Company is currently in possession of equipment of C3 Labs, which it is in the process of liquidating. As of September 30, 2022, the Company had sold a portion of C3 Labs’ equipment for proceeds of $175,000, which it has applied to the outstanding balance owed to it by C3 Labs. The Company anticipates that the proceeds of such liquidation of the remaining equipment will be insufficient to repay the Company in full all amounts owed to it by C3 Labs, and as such has recorded an allowance of $845,587 against the note receivable and related interest receivable. As of September 30, 2022, the net receivable balance is $100,000.

Note 5 – Fixed Assets

Fixed assets consist of the following at September 30, 2022 and 2021:

	As of
	September 30,
	2022	2021
Software	$125,903	$125,903
Office equipment	71,601	71,601
Furniture and fixtures	29,879	29,879
Lab equipment	1,455,479	1,453,716
Leasehold improvements	510,076	494,117
Lab equipment held under capital leases	99,193	99,193
	2,292,131	2,274,409
Less: accumulated depreciation	(1,831,308)	(1,627,157)
Total	$460,823	$647,252

On March 31, 2021, we distributed fixed assets with an aggregate net book value of $2,227 to our former CEO in satisfaction of accrued payroll that was owed. The fixed assets consisted of office equipment with a historical cost basis of $3,176 and accumulated depreciation of $949, resulting in a loss of $2,227 that was settled against the amount of unpaid compensation that was owed.

Depreciation and amortization expense totaled $204,151 and $292,133 for the years ended September 30, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2022	2021
Operating lease cost	$118,873	$118,873
Finance lease cost:
Amortization of assets	19,839	19,839
Interest on lease liabilities	1,620	7,310
Total net lease cost	$140,332	$146,022
Total net lease cost

Supplemental balance sheet information related to leases was as follows:

	September 30,	September 30,
	2022	2021
Operating leases:
Operating lease assets	$316,961	$413,884

Current portion of operating lease liabilities	100,685	$93,601
Noncurrent operating lease liabilities	229,825	330,151
Total operating lease liabilities	$330,510	$423,752
Finance lease:
Equipment, at cost	$99,193	$99,193
Accumulated amortization	(59,516)	(39,677)
Equipment, net	$39,677	$59,516

Current portion of finance lease liabilities	$-	$20,379
Total finance lease liabilities	$-	$20,379

Weighted average remaining lease term:
Operating leases	2.92 years	3.92 years
Finance leases	0 years	0.55 years

Weighted average discount rate:
Operating leases	5.75%	5.75%
Finance lease	18.41%	18.41%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by sublet operating leases	$-	$-
Operating cash flows used for operating leases	$93,601	$84,731
Financing cash flows used for finance leases	$20,379	$32,532

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2021:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2023	$119,468
2024	123,543
2025	116,891
2026	-
2027	-
Total future undiscounted lease payments	359,902
Less interest	29,392
Present value of lease payments	330,510
Less current portion	100,685
Long-term operating lease liabilities	$229,825

Note 7 –Notes Payable

Notes payable consists of the following at September 30, 2022 and 2021, respectively:

	September 30, 2022	September 30, 2021

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the CannaLab Note is in technical default, however, no default notice has been provided by CannaLab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand.	$665,000	$400,000

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	141,348	198,941

Total notes payable	806,348	598,941
Less: current maturities	(725,920)	(259,425)
Notes payable	$80,428	$339,516

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $49,560 and $14,700 during the years ended September 30, 2022 and 2021.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2022 and 2021, respectively:

	September 30,	September 30,
	2022	2021
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. These shares have not yet been issued as of September 30, 2022 and are recorded as a stock payable.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968. These shares have not yet been issued as of September 30, 2022 and are recorded as a stock payable.	150,000	150,000

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. These shares have not yet been issued as of September 30, 2022 and are recorded as a stock payable.	350,000	350,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,470, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. In addition, during the year ended September 30, 2022, the Company was advanced additional loans of $362,765 from the lender under the same terms. Subsequent to September 30, 2022, the Company further extended the maturity date to February 11, 2024.	718,234	355,470

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. Subsequent to September 30, 2022, the Company further extended the maturity date to February 11, 2024.	350,000	350,000

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. As of September 30, 2022, the Note is in default, which allows the holder to call the Note immediately.	150,000	150,000

Total convertible notes payable	1,768,234	1,405,470
Less: unamortized debt discounts	(84,767)	(98,188)
	1,683,467	1,307,282
Less: current maturities	1,198,469	1,050,000
Convertible notes payable	$484,998	$257,282

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

The aforementioned accounting treatment resulted in a total debt discount equal to $71,745 and $98,188 during the year ended September 30, 2022 and 2021. The discount is amortized based on the effective interest method from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $85,166 and $8,322, during the years ended September 30, 2022 and 2021, respectively. Unamortized discount as of September 30, 2022 is $84,767

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $113,976 and $87,690 for the years ended September 30, 2022 and 2021, respectively.

The Company recognized interest expense for the years ended September 30, 2022 and 2021, respectively, as follows:

	September 30, 2022	September 30, 2021

Interest on short term loans	$-	$1,558
Interest on capital leases	11,572	20,874
Interest on notes payable	49,560	11,302
Amortization of beneficial conversion features	85,166	8,322
Interest on convertible notes	113,976	102,901
Total interest expense	$260,274	$144,957

Note 9 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2022, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and 1,000 shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at September 30, 2022 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the year ended September 30, 2022, the Company offered to the Series A Preferred shareholders the ability to convert their Preferred A shares into Preferred B shares for an additional investment of 20% of their initial Series A investment. One Series A shareholder invested additional cash proceeds of $55,600 for 55,600 Series B shares and converted 278,000 of its Series A into Series B. As a result of the transaction, it was determined under ASC 470-20-40 the Company had issued a deemed dividend from the induced conversion of the Series A into Series B in the amount of $192,154.

Series B Preferred

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at September 30, 2022 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series B Preferred include the following:

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

Series C Preferred

The Series C Preferred were designated on July 20, 2022. The principal feature of the Series C Preferred is that it provides the holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred. The shares of Series C Preferred are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock.

On July 25, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Todd Denkin, the Company’s President, pursuant to which Mr. Denkin purchased 1,000 shares of the Series C Preferred for a purchase price of $0.10 per share. The Company determined that the shares had value in excess of the stated value in the amount of $360,200, which the Company recorded as compensation expense to the officer

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 75,146,820 shares were issued and outstanding as of September 30, 2022.

Common Stock Transactions for the Year Ended September 30, 2022

During the year ended September 30, 2022, the Company issued 1,500,000 shares of its common stock in exchange for services rendered to the Company, by its chief financial officer, with a total fair value of $52,500 based on the closing price of the Company’s common stock on the date of grant.

During the year ended September 30, 2022, the Company issued 2,166,667 shares of its common stock in exchange for services rendered to the Company by third party consultants, with a total fair value $91,000 based on the closing price of the Company’s common stock on the dates of grant.

During the year ended September 30, 2022, the Company issued 250,000 shares of its common stock to settle outstanding payables in the amount of $7,500 based on the closing price of the Company’s common stock on the dates of grant.

In connection with the Convertible Note extensions as described in Note 8, the Company was to issue, 7,150,000 shares of common stock to the lenders as additional incentive. As of September 30, 2022, these shares have not yet been issued and as such are recorded as a stock payable with a fair value of $71,745 based on the closing price of the Company’s common stock on the dates of grant.

Common Stock Transactions for the Year Ended September 30, 2021

On December 30, 2020, the Company sold 900,000 shares of its common stock to its Chairman of the Board in exchange for proceeds of $20,250.

During the year ending September 30, 2021 the Company issued 5,392,918 shares of its common stock in exchange for services rendered to the Company with a total fair value of $256,255 based on the closing price of the Company’s common stock on the date of grant. Of the total common stock issued, 2,744,585 shares were issued to officers, 1,898,333 shares were issued to members of the Board, and 750,000 shares were issued to a consulting firm controlled by the Company’s president.

During the year ending September 30, 2021 the Company issued 6,666,668 shares of its common stock upon the conversion of $200,000 of debt principal.

Amortization of Stock-Based Compensation

A total of $143,500 of stock-based compensation expense was recognized during the year ended September 30, 2022 as a result of the issuance of 3,666,667 shares of common stock, as amortized over the requisite service period.

A total of $256,255 of stock-based compensation expense was recognized during the year ended September 30, 2021 as a result of the issuance of 5,392,918 shares of common stock, as amortized over the requisite service period.

Note 10 – Common Stock Options

Stock Incentive Plan

On June 21, 2016, we amended and restated our 2012 Stock Incentive Plan (the “2012 Plan”), which was originally adopted on March 5, 2012, and terminated on March 5, 2022. As amended, the 2012 Plan provides for the issuance of up to 11,500,000 shares of common stock pursuant to the grant of options or other awards, including stock grants, to employees, officers or directors of, and consultants to, the Company and its subsidiaries. Options granted under the 2012 Plan may either be intended to qualify as incentive stock options under the Internal Revenue Code of 1986, or may be non-qualified options, and are exercisable over periods not exceeding ten years from date of grant.

Common Stock Option Issuances

During the year ended September 30, 2022, the Company issued to an unrelated third party, options to purchase 1,000,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $20,994. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 143% and call option values of $0.021 and exercise prices of $0.024, and vesting immediately.

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

Amortization of Stock-Based Compensation

A total of $62,533 and $147,631 of stock-based compensation expense was recognized during the year ended September 30, 2022 and 2021, respectively, as a result of the vesting of common stock options issued. As of September 30, 2022 a total of $15,187 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at September 30, 2022.

Shares Underlying				Shares Underlying
Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.05 – $0.13	6,020,000	6.01 years	$0.07	5,573,571	$0.07

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2022	2021

Average risk-free interest rates	1.21%	0.88%
Average expected life (in years)	5.00	5.00
Volatility	143%	156%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2022 and September 30, 2021, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2022 was approximately $0.03 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2020	3,570,000	$0.11
Options issued	2,800,000	0.05
Options repurchased/expired	(750,000)	(0.10)

Balance, September 30, 2021	5,620,000	$0.08
Options issued	1,000,000	0.02
Options forfeited	(600,000)	(0.11)

Balance, September 30, 2022	6,020,000	$0.07

Exercisable, September 30, 2022	5,573,571	$0.07

As of September 30, 2022, these options in the aggregate had no intrinsic value as the per share market price of $0.007 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.07.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 1,500,000 shares of common stock were outstanding as of September 30, 2022.

During the year ended September 30, 2022, warrants to purchase an aggregate total of 1,035,001 shares of common stock at a weighted average exercise price of $0.26 per share expired.

During the year ended September 30, 2021, warrants to purchase an aggregate total of 1,739,268 shares of common stock at a weighted average exercise price of $0.25 per share expired.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2022 (including those issued to both investors and service providers).

Shares Underlying				Shares Underlying
Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10	1,500,000	7.44 years	$0.10	1,500,000	$0.10

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2020	4,274,269	$0.20
Warrants granted	-	-
Warrants expired	(1,739,268)	(0.25)

Balance, September 30, 2021	2,535,001	$0.17
Warrants granted	-	-
Warrants expired	(1,035,001)	(0.26)

Balance, September 30, 2022	1,500,000	$0.10

Exercisable, September 30, 2022	1,500,000	$0.10

As of September 30, 2022, these warrants in the aggregate had no intrinsic value as the per share market price of $0.007 of the Company’s common stock as of such date was less than the weighted-average exercise price of these warrants of $0.10.

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

For the years ended September 30, 2022 and 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2022, the Company had approximately $14,908,500 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2022 and 2021 consisted of the following:

	September 30,
	2022	2021
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$3,130,800	$2,958,700

Net deferred tax assets before valuation allowance	$3,130,800	$2,958,700
Less: Valuation allowance	(3,130,800)	(2,958,700)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2022 and 2021, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 14 – Subsequent Events

On October 1, 2022, the Company amended the outstanding convertible promissory notes dated September 30, 2021 to extend the maturity date of December 30, 2022 to February 11, 2024. As consideration the Company issued the lender a warrant to purchase 4,621,105 shares of the common stock with an exercise price of $0.0074.

On October 1, 2022, the Company amended the outstanding convertible promissory notes dated November 18, 2018 to extend the maturity date of December 30, 2022 to February 11, 2024. As consideration the Company issued the lender a warrant to purchase 4,550,000 shares of the common stock with an exercise price of $0.0074.

On October 1, 2022, the Company issued a convertible promissory note in exchange for various advances made to the Company in the aggregate amount of $362,765 with a maturity date of February 11, 2024 and bearing interest at a rate of 8%. As additional consideration, the Company issued the lender a warrant to purchase 4,715,945 shares of common stock with an exercise price of $0.0074.

On December 5, 2022, the Company entered into an Asset Purchase Agreement in which the Company sold the remaining collateralized assets held under the C3 Labs note receivable for a total purchase price of the $900,000. The purchase price consists of a down payment of $275,000 and the remaining portion of the purchase price will be financed by a Note Receivable (the “Note”) that is due April 1, 2024, and accrues interest at a rate of 10%. The note receivable will require monthly interest payments from January 1, 2023, through March 2023, and then monthly principal and interest payments through the maturity of the Note.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

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

We have thus concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Todd Denkin	60	President
A. Stone Douglass	75	Chairman and CFO
Bruce Raben	70	Director
Dennis Hartman	67	Director

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

A. Stone Douglass was appointed a director of the Company on July 1, 2021, as our Chief Financial Officer on August 16, 2021, and as Chairman of the Board of Directors on October 21, 2021 Mr. Douglass has been: the Chief Executive Officer of GeoSolar Technologies, Inc., a company planning to install natural energy systems, since December 2020; the Chief Financial Officer of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013; the Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016; the Chief Financial Officer of P5 Systems, Inc., a San Diego based technology platform known as the Craig’s List of cannabis, servicing the legal cannabis value chain, since March 2018;; and the principal owner of Ducks Nest Investments Inc, a private investment company, since September 1990. We believe that Mr. Douglass’s financial and business experience qualify him to serve as our director.

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

Director Nominations

As of September 30, 2022, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2022 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2022 and September 30, 2021 to persons serving as our Chief Executive Officer and Chief Financial Officer during our year ended September 30, 2022 (our “Named Executive Officers”), who were our only executive officers during 2022, as none of our other officers earned total compensation in excess of $100,000 during our last completed fiscal year.

	Fiscal		Stock		Option	All Other
Name and Financial Position	Year	Salary	Awards(6)		Awards	Compensation		Total

Todd Denkin(1)	2022	$150,000	$-		$-	$-		$150,000
President	2021	37,500	107,975	(2)		48,000	(3)	193,475

A. Stone Douglass(4)	2022	50,000	52,500	(5)	-	-		102,500
Chief Financial Officer	2021	-	-		-	-		-

(1)	Mr. Denkin was appointed President on July 1, 2021.

(2)	Amount relates to 1,500,000 shares of Common Stock issued to Mr. Denkin on July 1, 2020 upon his appointment as President and 500,000 shares of Common Stock issued to Mr. Denkin under his Consulting Agreement with the Company during the year ended September 30, 2021 for services rendered prior to his appointment as President.

(3)	Consists of consulting fees paid to TD Media, an entity controlled by Todd Denkin, prior to his appointment as President of Company.

(4)	Mr. Douglass was appointed Chief Financial Officer on August 16, 2021.

(5)	Amount relates to 1,500,000 shares of Common Stock issued to Mr. Douglass on October 21, 2021 upon his appointment as Chief Financial Officer.

Employment Agreements

We are not party to an employment agreement with Todd Denkin

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2022.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Todd Denkin, President	-	-	$-	N/A

A. Stone Douglass	678,571	321,429	0.06	June 2, 2031

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2022.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2022.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Bruce Raben(1)	$30,000	$-	$	$-	$-	$36,000	$92,260
Dennis Hartmann(2)	$18,000	$-	$	$-	$-	$-	$18,000

(1)	We have agreed to compensate Mr. Raben a total of $7,500 in cash per quarter for his service as a director. “All other compensation” consists of cash payments for consulting fees.

(2)	We have agreed to compensate Mr. Hartmann a total of $4,500 in cash per quarter for his service as a director.

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

			Series A
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann Director(3)	575,000	*	-	-
Todd Denkin, President	2,308,824	3.1%	-	-
Bruce Raben, Director(4)	3,890,000	5.1%	-	-
A. Stone Douglass, Chairman and CFO(5)	2,392,857	3.2%
Directors and Officers as a Group (4 persons)	8,591,681	11.1%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 75,146,820 shares of Common Stock outstanding as of December 15, 2022. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of December 15, 2022, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 250,000 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 500,000 shares of common stock exercisable at $0.13 per share, and options to purchase 1,000,000 shares of common stock exercisable at $0.10 per share.

(5)	Includes options to purchase 892,857 shares of common stock exercisable at $0.06 per share,

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2022 and 2021. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

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

	Years Ended September 30,
	2022	2021
Audit fees:(1)	$41,200	$49,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$41,200	$49,500

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designation of the Series B Preferred Stock of Digipath, Inc., filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of Digipath, Inc., filed with the Secretary of State of the State of Nevada on July 20, 2022. (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on July 26, 2022)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)

4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.7*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.6	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.7	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.8	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.9	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.10	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.11	Paycheck Protection Program Loan Note between Digipath, Inc. and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.12	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.13	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2020)

10.14	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.15	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.16	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.17	12% Secured Promissory Note dated September 10, 2021 issued by Digipath, Inc. to US Canna Lab I, LLC (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2021)
10.18	Consulting, Confidentiality and Proprietary Rights Agreement between Digipath, Inc. and Duck’s Nest Investments, Inc., wholly-owned by A. Stone Douglass, dated September 1, 2021. (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2021)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President

Dated: January 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	President	January 17, 2023
Todd Denkin	(Principal Executive Officer)

/s/ A. Stone Douglass	Chief Financial Officer, Secretary and Chairman	January 17, 2023
A. Stone Douglass	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce Raben	Director	January 17, 2023
Bruce Raben

/s/ Dennis Hartman	Director	January 17, 2023
Dennis Hartman

