Form 10-Q
period 2022-12-31
Digipath, Inc.
filed 2023-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2022

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

The number of shares of registrant’s common stock outstanding as of February 14, 2023 was 86,696,820.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)
Assets

Current assets:
Cash	$155,832	$56,168
Accounts receivable, net	301,870	335,085
Deposits	20,700	25,141
Note receivable	-	100,000
Other current assets	29,852	45,710
Total current assets	508,254	562,104

Right-of-use asset	291,869	316,961
Fixed assets, net	378,806	460,823
Total non-current assets	670,675	777,784

Total Assets	$1,178,929	$1,339,888

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$571,121	$550,467
Accrued expenses	420,030	378,368
Current portion of operating lease liabilities	105,649	100,685
Current maturities of notes payable	726,800	725,920
Current maturities of convertible notes payable, net of discounts	150,000	1,198,469
Total current liabilities	1,973,600	2,953,909

Non-current liabilities:
Operating lease liabilities	199,597	229,825
Notes payable	64,644	80,428
Convertible notes payable related parties, net of discounts	317,597	310,272
Convertible notes payable, net of discounts and current maturities	1,170,849	174,726
Total non-current liabilities	1,752,687	795,251

Total Liabilities	3,726,287	3,749,160

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of December 31, 2022 and September 30, 2022	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of December 31, 2022 and September 30, 2022	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2022 and September 30, 2022	1	1
Common stock, $0.001 par value, 250,000,000 shares authorized; 82,296,820 and 75,146,820 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	82,297	75,147
Common stock payable	-	71,745
Additional paid-in capital	17,284,797	17,117,958
Accumulated deficit	(20,249,101)	(20,008,771)

Total Stockholders’ Deficit	(2,880,958)	(2,742,872)

Total Liabilities and Stockholders’ Deficit	$1,178,929	$1,339,888

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

Revenues	$726,755	$699,585
Cost of sales	422,835	422,601
Gross profit	303,920	276,984

Operating expenses:
General and administrative	306,483	240,964
Professional fees	69,969	255,749
Change in allowance for doubtful accounts	13,685	(2,139)
Total operating expenses	390,137	494,574

Operating loss	(86,217)	(217,590)

Other income (expense):
Other Expense	(55,000)	-
Interest income	-	9,380
Interest expense	(99,113)	(69,393)
Total other income (expense)	(154,113)	(60,013)

Net loss	(240,330)	(277,603)
Preferred deemed dividend	-	(192,154)
Net loss to common shareholders	$(240,330)	$(469,757)

Weighted average number of common shares outstanding - basic and fully diluted	82,219,103	72,387,762

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Warrants issued as debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(240,330)	(240,330)

Balance, December 31, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	82,296,820	$82,297	$-	$17,284,797	$(20,249,101)	$(2,880,958)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2021	-	-	1,325,942	1,326	-	-	71,230,153	71,230	-	16,825,765	(17,951,653)	(1,053,332)

Series B Preferred shares sold for cash	55,600	55,600	-	-	-	-	-	-	-	-	-	-

Conversion of Series A Preferred Shares into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	-	-	-	(85,568)	-	(85,846)

Common stock issued for services	-	-	-	-	-	-	1,500,000	1,500	-	51,000	-	52,500

Stock-based compensation	-	-	-	-	-	-	-	-	-	33,457	-	33,457

Deemed dividend on preferred exchange	-	-	-	-	-	-	-	-	-	(192,154)	-	(192,154)

Net loss	-	-	-	-	-	-	-	-	-	-	(277,603)	(277,603)

Balance, December 31, 2021	333,600	$333,600	1,047,942	$1,048	-	$-	72,730,153	$72,730	$-	$16,632,500	$(18,229,256)	$(1,522,978)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(240,330)	$(277,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	13,685	(2,139)
Depreciation and amortization expense	35,759	58,469
Stock-based compensation	8,306	85,957
Amortization of debt discounts	48,916	19,766
Impairment of fixed assets	55,000	-
Decrease (increase) in assets:
Accounts receivable	19,530	(113,359)
Other current assets	15,858	6,984
Deposits	(1,635)	(390)
Right-of-use assets	25,092	23,734
Increase (decrease) in liabilities:
Accounts payable	20,655	(2,951)
Accrued expenses	41,662	46,956
Lease liabilities	(25,264)	(22,582)
Net cash provided by (used in) operating activities	17,234	(177,158)

Cash flows from investing activities
Purchase of fixed assets	(2,666)	(2,482)
Advance of note receivable	-	(406,000)
Proceeds from sale of collateralized assets	100,000	-
Net cash provided by (used in) investing activities	97,334	(408,482)

Cash flows from financing activities
Principal payments on finance lease	-	(8,467)
Principal payments on note payable, equipment financing	(14,904)	(14,142)
Proceeds from notes payable	-	400,000
Proceeds from convertible notes	-	-
Payments on convertible notes	-	(52,978)
Proceeds from sale of common stock	-	-
Proceeds from sale of preferred stock	-	55,600
Net cash provided by (used in) financing activities	(14,904)	380,013

Net increase (decrease) in cash	99,664	(205,627)
Cash - beginning	56,168	295,932
Cash - ending	$155,832	$90,305

Supplemental disclosures:
Interest paid	$26,166	$27,601
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for settlement of stock payable	$71,745	$-
Warrants issued for debt financing	$93,938	$-
Transfer of completed assets	$6,076	$-
Conversion of Series A preferred into Series B preferred	$-	$85,846
Deemed dividend on preferred exchange	$-	$192,154

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2022:

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 31, 2022 and 2021, potential dilutive securities of 91,161,317 and 50,368,696 shares issuable upon conversion of convertible notes payable, 6,020,000 and 6,020,000 shares issuable upon exercise of options, 15,387,050 and 2,535,001 shares issuable upon exercise of warrants, and 13,579,710 and 13,579,710 shares issuable upon conversion of Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, as of December 31, 2022, the Company had negative working capital of $1,465,347, accumulated recurring losses of $20,249,101, and only $155,832 of cash on hand, which is not sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2022 and September 30, 2022, respectively:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$155,832	$-	$-

Liabilities
Lease liabilities	-	-	305,246
Notes payable	-	791,444	-
Convertible notes payable, net of discounts of $97,387	-	-	1,320,849
Convertible notes payable – related parties, net of discounts of $32,403	-	-	317,597

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$56,168	$-	$-

Liabilities
Lease liabilities	-	-	330,510
Notes payable	-	806,348	-
Convertible notes payable, net of discounts of $45,039	-	-	1,373,195
Convertible notes payable – related parties, net of discounts of $39,728	-	-	310,272

The fair value of our intellectual properties are deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2022.

Note 4 – Related Party Transactions

During the three months ended December 31, 2022 the Company incurred fees of $15,000 for services from its CFO. As of December 31, 2022 the Company has accrued a total of $30,000 in fees related to past services to its CFO.

During the three months ended December 31, 2022 the Company incurred fees of $21,000 for services from its Board of directors. As of December 31, 2022 the Company has accrued a total of $147,000 in fees related to past services to the Board of Directors.

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

On various dates between August 23, 2021 and September 30, 2022, we loaned C3 Labs, Inc. (“C3 Labs”) a total of $1,047,649. The loans bore interest at an annual rate of 8%. These loans were evidenced by secured demand notes, and were secured by a lien on the borrower’s assets and have a maturity date of August 23, 2022. The Company had recorded total accrued interest of $64,017 as of September 30, 2022.

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs pursuant to a letter of intent. On March 11, 2022, the Company notified the current owners of C3 Labs of its termination of the letter of intent and took possession of the equipment of C3 Labs (“C3 Equipment”), which it is in the process of being liquidated.

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of December 31, 2022 and through the date of this filing, the Company has received $100,000 of the initial $275,000, and as a result the Company will continue to maintain possession of the C3 Equipment until the remainder of the upfront payment has been received.

Note 6 – Fixed Assets

Fixed assets consist of the following at December 31, 2022 and September 30, 2022:

	December,	September 30,
	2022	2022
Software	$125,903	$125,903
Office equipment	80,343	71,601
Furniture and fixtures	29,879	29,879
Lab equipment	1,400,479	1,455,479
Leasehold improvements	510,076	510,076
Lab equipment held under capital leases	99,193	99,193
	2,245,873	2,292,131
Less: accumulated depreciation	(1,867,067)	(1,831,308)
Total	$378,806	$460,823

Depreciation and amortization expense totaled $35,759 and $58,469 for the three months ended December 31, 2022 and 2021, respectively.

During the three months ended December 31, 2022, the Company recorded impairment expense in the amount of $55,000 related to equipment acquired with the anticipation of the C3 Labs acquisition. Upon the Company’s decision to terminate the acquisition, the equipment was deemed to be impaired.

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

The components of lease expense were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Operating lease cost	$29,718	$29,718
Finance lease cost:
Amortization of assets	-	8,467
Interest on lease liabilities	-	809
Total net lease cost	$29,718	$38,994

Supplemental balance sheet information related to leases was as follows:

	December 31,	September 30,
	2022	2022
Operating leases:
Operating lease assets	$291,869	$316,961

Current portion of operating lease liabilities	105,649	$100,685
Noncurrent operating lease liabilities	199,597	229,825
Total operating lease liabilities	$305,246	$330,510
Finance lease:
Equipment, at cost	$99,193	$99,193
Accumulated amortization	(64,475)	(59,516)
Equipment, net	$34,718	$39,677

Weighted average remaining lease term:
Operating leases	2.67 years	2.92 years

Weighted average discount rate:
Operating leases	5.75%	5.75%

Supplemental cash flow and other information related to leases was as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$29,532	$22,582
Financing cash flows used for finance leases	$-	$8,467

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of December 31, 2022:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2023	$89,936
2024	123,543
2025	116,891
2026	-
2027	-
Total future undiscounted lease payments	330,370
Less interest	25,124
Present value of lease payments	305,246
Less current portion	105,649
Long-term operating lease liabilities	$199,597

Note 8 –Notes Payable

Notes payable consists of the following at December 31, 2022 and September 30, 2022, respectively:

	December 31, 2022	September 30, 2022

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the CannaLab Note is in technical default, however, no default notice has been provided by CannaLab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand.	$665,000	$665,000

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	126,444	141,348

Total notes payable	791,444	806,348
Less: current maturities	(726,800)	(725,920)
Notes payable	$64,644	$80,428

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $13,961 and $11,836 during the three months ended December 31, 2022 and 2021.

Note 9 – Convertible Notes Payable

Related Party Convertible notes payable consist of the following at December 31, 2022 and September 30, 2022, respectively:

	December 31,	September 30,
	2022	2022
On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party.	$350,000	$350,000

Total convertible notes payable	350,000	350,000
Less: unamortized debt discounts	(32,403)	(39,728)
	317,597	310,272
Less: current maturities	-	-
Convertible notes payable	$317,597	$310,272

Convertible notes payable consist of the following at December 31, 2022 and September 30, 2022, respectively:

	December 31,	September 30,
	2022	2022
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968.	150,000	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,470, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock at an exercise price of $0.0074, with a fair value of $32,166 which was recorded as a debt discount.	355,470	718,234

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock at an exercise price of $0.0074 with a fair value of $31,671 which was recorded as a debt discount.	350,000	350,000

On October 1, 2022, The Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765, which were made under the terms of the September 23, 2019 note describe above. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the issuance of the note, the Company issued warrants to purchase 4,715,945 shares of common stock at an exercise price of $0.0074 with a relative fair value of $30,102 which was recorded as a debt discount.	362,765	-

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,418,235	1,418,234
Less: unamortized debt discounts	(97,386)	(45,039)
	1,320,849	1,373,195
Less: current maturities	150,000	1,198,469
Convertible notes payable	$1,170,849	$174,726

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

The aforementioned accounting treatment resulted in a total debt discount equal to of $93,938 during the three months ended December 31, 2022. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $48,916 and $19,766, during the three months ended December 31, 2022 and 2021, respectively. Unamortized discount as of December 31, 2022 is $129,790

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $36,236 and $26,567 for the three months ended December 31, 2022 and 2021, respectively.

The Company recognized interest expense for the three months ended December 31, 2022 and 2021, respectively, as follows:

	December 31,	December 31,
	2022	2021

Interest on capital leases	$1,961	$3,601
Interest on notes payable	12,000	17,753
Amortization of beneficial conversion features	48,916	19,766
Interest on convertible notes	36,236	28,273
Total interest expense	$99,113	$69,393

Note 10 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2022, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and 1,000 shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at December 31, 2022 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series B

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at December 31, 2022 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series C

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

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 82,296,820 shares were issued and outstanding as of December 31, 2022.

During the three months ended December 31, 2022, the Company issued 7,150,000 shares of its common stock in settlement of a common stock payable in the amount of $71,745.

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

Amortization of Stock-Based Compensation

A total of $8,306 and $33,457 of stock-based compensation expense was recognized during the three months ended December 30, 2022 and 2021, respectively, as a result of the vesting of common stock options issued. As of December 31, 2022 a total of $6,876 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at December 31, 2022.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.02 – $0.13	6,020,000	5.76 years	$0.07	5,680,714	$0.07

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	6,020,000	$0.07
Options issued	-	-
Options forfeited	-	-

Balance, December 31, 2022	6,020,000	$0.07

Exercisable, December 31, 2022	5,680,714	$0.07

As of December 31, 2022, these options in the aggregate had no intrinsic value as the per share market price of $0.007 of the Company’s common stock as of such date was less than the weighted-average exercise price of these options of $0.07.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of December 31, 2022.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2022 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.10-0.007	15,387,050	9.51 years	$0.02	15,387,050	$0.02

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	1,500,000	$0.10
Warrants granted	13,887,050	$0.01
Warrants expired	-	-

Balance, December 31, 2022	15,387,050	$0.02

Exercisable, December 31, 2022	15,387,050	$0.02

As of December 31, 2022, these warrants in the aggregate had no intrinsic value as the per share market price of $0.007 of the Company’s common stock as of such date was less than the weighted-average exercise price of these warrants of $0.02.

Note 13 – Commitments and Contingencies

Legal Contingencies

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 14 – Subsequent Events

On January 18, 2023, the Company issued 4,400,000 shares of common stock to the officers and directors of the Company for services rendered with a fair value of $32,120 based on the common stock price on the date of issuance.

On January 26, 2023, the Company issued 2,100,000 options to purchase shares of common stock to certain employees of the Company for services rendered. The options have an exercise price of $0.0056, vest in nine months and have a term of 5.75 years from the date of issuance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2022 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations for the Three Months Ended December 31, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Increase /
	2022	2021	(Decrease)
Revenues	$726,755	$699,585	$27,170
Cost of sales	422,835	422,601	234
Gross profit	303,920	276,984	26,936

Operating expenses:
General and administrative	306,483	240,964	65,519
Professional fees	69,969	255,749	(185,780)
Change in allowance for doubtful accounts	13,685	(2,139)	15,824
Total operating expenses:	390,137	494,574	(104,437)

Operating loss	(86,217)	(217,590)	131,373

Total other income (expense)	(154,113)	(60,013)	(94,100)

Net loss	$(240,330)	$(277,603)	$37,273

Revenues

Aggregate revenues for the three months ended December 31, 2022 were $726,775, compared to revenues of $699,585 during the three months ended December 31, 2021, an increase of $27,170 or 4%. The increase in revenue was due to the increase in tourism in Nevada during the current period and our customers’ improved cash flows, in comparison to the prior year period.

Cost of Sales

Cost of sales for the three months ended December 31, 2022 were $422,835, compared to $422,601 during the three months ended December 31, 2021, an increase of $234. Cost of sales consists primarily of labor, depreciation, maintenance on lab equipment, and supplies consumed in our testing operations. Our gross margins were approximately 42% during the three months ended December 31, 2022, compared to 40% during the three months ended December 31, 2021, which translated to $26,936 of increased gross profit. Our margins increased in the current period due to the increase in revenues.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2022 were $306,483, compared to $240,964 during the three months ended December 31, 2021, an increase of $65,519, or 27%. The expenses consisted primarily of marketing, rent, salaries and wages, and travel expenses. General and administrative expenses included non-cash, stock-based compensation of $0 during the three months ended December 31, 2022 and 2021, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities and increased audit fees from Nevada’s Cannabis Control Board.

Professional Fees

Professional fees for the three months ended December 31, 2022 were $69,969, compared to $255,749 during the three months ended December 31, 2021, a decrease of $185,780, or 73%. Professional fees included non-cash, stock-based compensation of $8,603 and $33,457 during the three months ended December 31, 2022 and 2021, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we decreased our focus on expansion efforts.

Change in Allowance for Doubtful Accounts

Our change in allowance for doubtful accounts for the three months ended December 31, 2022 resulted in $13,685 of expense, compared to $2,139 of income during the three months ended December 31, 2021, a decline of $15,824, or 740%. Our change in allowance for doubtful accounts declined during the current period primarily as our allowance for doubtful accounts increased from $139,279 to $155,141 during the quarter.

Operating Loss

Our operating loss for the three months ended December 31, 2022 was $86,217, compared to an operating loss of $217,590 during the three months ended December 31, 2021, a decrease of $131,373, or 60%. Our operating loss decreased primarily due to our decreased professional fees.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2022 was $154,113, compared to other expense, on a net basis, of $60,013 during the three months ended December 31, 2021, a net increase of $94,100. Other expense consisted of interest expense of $99,113 and an impairment on equipment of $55,000 for the three months ended December 31, 2022.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended December 31, 2022 and 2021:

	2022	2021
Operating Activities	$17,234	$(177,158)
Investing Activities	97,334	(408,482)
Financing Activities	(14,904)	380,013
Net Decrease in Cash	$99,664	$(205,627)

Net Cash Provided by (Used in) Operating Activities

During the three months ended December 31, 2022, net cash provided by operating activities was $17,234, compared to net cash used in operating activities of $177,158 for the same period ended December 31, 2021. The increase in cash provided by operating activities was primarily attributable to our decrease in net loss and accounts receivable, along with increases in accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities

During the three months ended December 31, 2022, net cash provided by investing activities was $97,334, compared to $408,482 used in investing activities for the same period ended December 31, 2021. The cash provided by investing activities in the current period was a result of the sale of the collateralized assets from the note receivable compared to cash used in investing activities for the prior period which was a result of loans we made in connection with a potential acquisition.

Net Cash Provided by (Used in) Financing Activities

During the three months ended December 31, 2022, net cash used in financing activities was $14,904, compared to net cash provided by financing activities of $380,013 for the same period ended December 31, 2021. The current period consisted of $14,904 of principal payments on an equipment loan, compared to $400,000 of proceeds received on debt financing, proceeds of $55,600 from the sale of preferred stock, as offset by $8,467 of principal payments on an equipment lease and $14,142 of principal payments on an equipment loan and $52,978 of principal payments made on convertible notes in the comparative period in the prior year.

Ability to Continue as a Going Concern

As of December 31, 2022, our balance of cash on hand was $155,832, and we had negative working capital of $1,465,346 and an accumulated deficit of $20,249,101 resulting from recurring losses. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended December 31, 2022:

On October 1, 2022, the Company issued 7,150,000 shares of its common stock in settlement of the common stock payable in the amount of $71,745. The transaction was effected pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The principal and interest on the Note are convertible into common shares at a conversion price of $0.03.

On October 1, 2022, the Company, in connection with the new debt issuance and extension of two additional senior secured convertible notes, issued warrants to purchase 13,887,050 shares of common stock at an exercise price of $0.0074 which have a term of 10 years from the date of issuance.

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

Date: February 14, 2023

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

