Form 10-Q
period 2023-03-31
Digipath, Inc.
filed 2023-05-26
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2023

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

The number of shares of registrant’s common stock outstanding as of May 26, 2023 was 82,296,820.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets

Current assets:
Cash	$115,868	$56,168
Note receivable	-	100,000
Other current assets	11,450	12,739
Assets held for sale - current	358,661	393,197
Total current assets	485,979	562,104

Fixed assets, net	-	55,000
Assets held for sale – long term	627,048	722,784
Total non-current assets	627,048	777,784

Total Assets	$1,113,027	$1,339,888

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$248,942	$215,558
Accrued expenses	341,544	345,797
Current maturities of notes payable	665,000	665,000
Current maturities of convertible notes payable, net of discounts	1,342,383	1,198,469
Current maturities of convertible notes payable related parties, net of discounts	324,762	-
Liabilities held for sale - current	557,163	529,085
Total current liabilities	3,479,794	2,953,909

Non-current liabilities:
Convertible notes payable related parties, net of discounts	-	310,272
Convertible notes payable, net of discounts and current maturities	-	174,726
Liabilities held for sale – long term	206,865	310,253
Total non-current liabilities	206,865	795,251

Total Liabilities	3,686,659	3,749,160

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of March 31, 2023 and September 30, 2022	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of March 31, 2023 and September 30, 2022	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 0 and 1,000 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	-	1
Common stock, $0.001 par value, 250,000,000 shares authorized; 82,296,820 and 75,146,820 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	82,297	75,147
Common stock payable	32,120	71,745
Additional paid-in capital	17,293,902	17,117,958
Accumulated deficit	(20,316,599)	(20,008,771)

Total Stockholders’ Deficit	(2,907,232)	(2,742,872)

Total Liabilities and Stockholders’ Deficit	$1,113,027	$1,339,888

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022 revised

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	45,674	42,479	85,198	82,135
Professional fees	128,440	259,977	175,637	470,822
Total operating expenses	174,114	302,456	260,835	552,957

Operating loss	(174,114)	(302,456)	(260,835)	(552,957)

Other income (expense):
Other Expense	-	-	(55,000)	-
Recovery of previously written off receivables	135,000	-	135,000	-
Interest income	-	15,295	-	24,675
Interest expense	(82,707)	(70,814)	(179,859)	(136,675)
Total other income (expense)	52,293	(55,519)	(99,859)	(112,000)

Net loss from continuing operations	(121,821)	(357,975)	(360,694)	(664,957)
Net income (loss) from discontinued operations	54,323	(15,621)	52,866	13,758
Net loss	(67,498)	(373,596)	(307,828)	(651,199)
Preferred deemed dividend	-	-	-	(192,154)
Net loss to common shareholders	$(67,498)	$(373,596)	$(307,828)	$(843,353)

Weighted average number of common shares outstanding – basic	82,296,820	74,019,042	82,257,534	73,194,439
Weighted average number of common shares outstanding – fully diluted	82,296,820	74,019,042	82,257,534	73,194,439

Net loss per share from continuing operations – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per share from discontinued operations – basic	$0.00	$(0.00)	$0.00	$0.00
Net loss per share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Net loss per share from continuing operations – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net income (loss) per share from discontinued operations – diluted	$0.00	$(0.00)	$0.00	$0.00
Net loss per share – diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Warrants issued as debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(240,330)	(240,330)

Balance, December 31, 2022	333,600	333,600	1,047,942	1,048	1,000	1	82,296,820	82,297	-	17,284,797	(20,249,101)	(2,880,958)

Repurchased of preferred C stock	-	-	-	-	(1,000)	(1)	0	0	0	(99)	-	(100)

Common shares to be issued for compensation	-	-	-	-	-	-	-	-	32,120	-	-	32,120

Stock-based compensation	-	-	-	-	-	-	-	-	-	9,204	-	9,204

Net loss	-	-	-	-	-	-	-	-	-	-	(67,498)	(67,498)

Balance, March 31, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	82,296,820	$82,297	$32,120	$17,293,902	$(20,316,599)	$(2,907,232)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital Revised	Deficit Revised	Deficit

Balance, September 30, 2021	-	-	1,325,942	1,326	-	-	71,230,153	71,230	-	16,825,765	(17,951,653)	(1,053,332)

Series B Preferred shares sold for cash	55,600	55,600	-	-	-	-	-	-	-	-	-	-

Conversion of Series A Preferred Shares into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	-	-	-	(85,568)	-	(85,846)

Common stock issued for services	-	-	-	-	-	-	1,500,000	1,500	-	51,000	-	52,500

Stock-based compensation	-	-	-	-	-	-	-	-	-	33,457	-	33,457

Deemed dividend on preferred exchange	-	-	-	-	-	-	-	-	-	(192,154)	-	(192,154)

Net loss	-	-	-	-	-	-	-	-	-	-	(277,603)	(277,603)

Balance, December 31, 2021	333,600	$333,600	1,047,942	$1,048	-	$-	72,730,153	$72,730	$-	$16,632,500	$(18,229,256)	$(1,522,978)

Common Shares issued for settlement of accounts payable	-	-	-	-	-	-	250,000	250	-	7,250	-	7,500

Stock-based compensation	-	-	-	-	-	-	2,166,667	2,167	-	101,297	-	103,464

Net loss	-	-	-	-	-	-	-	-	-	-	(373,596)	(373,596)

Balance, March 31, 2022	333,600	$333,600	1,047,942	$1,048	-	$-	75,146,820	$75,147	$-	$16,741,047	$(18,602,852)	$(1,785,610)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2023	2022 Revised
Cash flows from operating activities
Net loss from continuing operations	$(360,694)	$(664,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of previously written off receivables	(135,000)	-
Stock-based compensation	49,630	189,421
Amortization of debt discounts	77,616	39,103
Impairment of fixed assets	55,000	-
Decrease (increase) in assets:
Other current assets	1,289	(24,509)
Increase (decrease) in liabilities:
Accounts payable	33,384	53,726
Accrued expenses	(4,253)	103,086
Net cash used in operating activities from continuing operations	(283,028)	(304,130)
Net cash provided by operating activities from discontinued operations	141,538	113,844
Net cash used in operating activities	(141,490)	(190,286)

Cash flows from investing activities
Advance of note receivable	-	(773,622)
Proceeds from sale of collateralized assets	235,000	-
Net cash provided by (used in) investing activities from continuing operations	235,000	(773,622)
Net cash used in investing activities from discontinued operations	(3,687)	(4,246)
Net cash provided by (used in) investing activities	231,313	(777,868)

Cash flows from financing activities
Proceeds from notes payable	-	390,000
Proceeds from convertible notes	-	394,265
Payments on convertible notes	-	(40,000)
Proceeds from sale of common stock	-	-
Proceeds from sale of preferred stock	-	55,600
Repurchase of preferred C stock	(100)	-
Net cash provided by (used in) financing activities from continuing operations	(100)	799,865
Net cash provided by (used in) financing activities from discontinued operations	(30,023)	(44,874)
Net cash provided by (used in) financing activities	(30,123)	754,991

Net increase (decrease) in cash	59,700	(213,163)
Cash – beginning	56,168	295,932
Cash – ending	$115,868	$82,769

Supplemental disclosures:
Interest paid	$151,927	$42,809
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for settlement of stock payable	$71,745	$-
Warrants issued for debt financing	$93,938	$-
Common stock issued for settlement of accounts payable	$-	$7,500
Conversion of Series A preferred into Series B preferred	$-	$85,846
Deemed dividend on preferred exchange	$-	$192,154

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing, cannabis education and training. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada since 2015.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2023:

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

Correction of an Error

Stock-based compensation were reported in the six months ended June 30, 2022 as $202,143 in error. The error was corrected in the annual 2022 10-K as a component of professional fees. In addition, the Company reported the exchange of Series A Preferred Stock for Series B Stock as an exchange with equal value in error. The effect of the error corrections on the prior periods has been determined to be immaterial, however, the Company has labeled the column headings for the prior periods as “revised.” For the six months ended March 31, 2022, the financial statements of the line items affected by the revision are as follows:

Consolidated Statement of Operations

Line items for Q2-2022 effected by the restatement	Previously Reported	Correction of Error	Effect of Discontinued operations	Revised
Professional Fees	$554,861	$(12,722)	$(71,317)	$470,822
Total operating expenses	1,029,172	(12,722)	(463,493)	552,957
Operating loss	(543,485)	12,722	(22,194)	(552,957)
Net Income (loss)	(663,921)	12,722	(13,758)	(664,957)
Deemed Dividend	-	(192,154)	-	(192,154)
Net Income (loss) to common shareholders	(663,921)	(179,432)	-	(843,353)

Consolidated Statement of Cash Flows

Line items for Q2-2022 effected by the restatement	Previously Reported	Correction of Error	Effect of Discontinued operations	Revised
Net Loss	$(663,921)	$12,722	$(13,758)	$(664,957)
Stock-based compensation	202,143	(12,722)	-	189,421

Non-cash Investing and Financing Activities
Conversion of Series A preferred into Series B preferred	278,000	(192,154)	-	85,846
Deemed dividend on preferred exchange		192,154)	-	192,154

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

Our revenue is primarily generated through our subsidiary, Digipath Labs, Inc. (“Digipath Labs”), which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results. Management estimates an allowance for doubtful accounts based on the aging of its receivables.

Discontinued Operations

On April 20, 2023, the Company and Digipath Labs entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DPL NV, LLC (“Buyer”), pursuant to which Digipath Labs has agreed to sell substantially all of its assets to Buyer for a cash purchase price of $2,300,000 (the “Purchase Price”). The business of an entity that is in the process of disposing its assets by sale, or that intends to cease operations, is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, the Company’s lab testing business is now reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended March 31, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended March 31, 2023 and 2022.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, As of March 31, 2023, the Company had negative working capital of $2,993,815 an accumulated recurring losses of $20,316,599, and $115,868 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2023 and September 30, 2022, respectively:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$115,868	$-	$-

Liabilities
Notes payable	-	665,000	-
Convertible notes payable, net of discounts of $81,752	-	-	1,686,482

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$56,168	$-	$-

Liabilities
Notes payable	-	665,000	-
Convertible notes payable, net of discounts of $84,767	-	-	1,683,467

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended March 31, 2023.

Note 4 – Related Party Transactions

During the six months ended March 31, 2023 the Company incurred fees of $30,000 for services from its CFO. As of March 31, 2023 the Company has accrued a total of $45,000 in fees related to past services to its CFO.

During the six months ended March 31, 2023 the Company incurred fees of $42,000 for services from its Board of directors. As of March 31, 2022 the Company has accrued a total of $168,000 in fees related to past services to the Board of Directors.

During the six months ended March 31, 2023, the Company granted 3,400,000 shares of its common stock to the officers and 1,000,000 shares of its common stock to members of the board of directors as compensation for services performed with a fair value of $24,820 and $7,300, respectively. As of March 31, 2023, the shares have not been issued and therefore has been recorded as a stock payable.

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

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs pursuant to a letter of intent. On March 11, 2022, the Company notified the current owners of C3 Labs of its termination of the letter of intent and took possession of the equipment of C3 Labs (“C3 Equipment”), which it is in the process of liquidating.

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of March 31, 2023 the Company received $235,000 of the initial $275,000, and the final $40,000 was received in May 2023. The Company is working to amend the Invictus Note to reflect the delays of the initial closing conditions.

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2023 and September 30, 2022:

	As of
	March 31,	September 30,
	2023	2022
Lab equipment	-	55,000
	-	55,000
Less: accumulated depreciation	-	-
Total	$-	$55,000

During the six months ended March 31, 2023, the Company recorded impairment expense in the amount of $55,000 related to equipment acquired with the anticipation of the C3 Labs acquisition. Upon the Company’s decision to terminate the acquisition, the equipment was deemed to be impaired.

Note 7 –Notes Payable

Notes payable consists of the following at March 31, 2023 and September 30, 2022, respectively:

	March 31, 2023	September 30, 2022

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the CannaLab Note is in technical default, however, no default notice has been provided by CannaLab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand.	$665,000	$665,000

Total notes payable	665,000	665,000
Less: current maturities	(665,000)	(665,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $29,770 and $39,444 during the six months ended March 31, 2023 and 2022.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	111,325	141,348

Note 8 – Convertible Notes Payable

Related Party Convertible notes payable consist of the following at March 31, 2023 and September 30, 2022, respectively:

	March 31,	September 30,
	2023	2022
On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party.	$350,000	$350,000

Total related party convertible notes payable	350,000	350,000
Less: unamortized debt discounts	(25,238)	(39,728)
	324,762	310,272
Less: current maturities	(324,762)	-
Related party convertible notes payable	$-	$310,272

Convertible notes payable consist of the following at March 31, 2023 and September 30, 2022, respectively:

	March 31,	September 30,
	2023	2022
On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968.	150,000	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,470, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166 which was recorded as a debt discount.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount.	350,000	350,000

On October 1, 2022, The Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102 which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,418,234	1,418,234
Less: unamortized debt discounts	(75,851)	(45,039)
	1,342,383	1,373,195
Less: current maturities	(1,342,383)	(1,198,469)
Convertible notes payable	$-	$174,726

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

The aforementioned accounting treatment resulted in a total debt discount equal to $93,938 during the six months ended March 31, 2023. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $77,616 and $39,103, during the six months ended March 31, 2023 and 2022, respectively. Unamortized discount as of March 31, 2023 is $101,089

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $72,473 and $58,128 for the six months ended March 31, 2023 and 2022, respectively.

The Company recognized interest expense for the six months ended March 31, 2023 and 2022, respectively, as follows:

	March 31,	March 31,
	2023	2022

Interest on notes payable	29,770	39,444
Amortization of beneficial conversion features	77,616	39,103
Interest on convertible notes	72,473	58,128
Total interest expense	$179,859	$136,675

Note 9 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of March 31, 2023, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and no shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at March 31, 2023 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series B

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at March 31, 2023 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series C

The Series C Preferred were designated on July 20, 2022. The principal feature of the Series C Preferred Stock is that it provides the holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred Stock. The shares of Series C Preferred Stock are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock. As of March 31, 2023, there we no shares of Series C Preferred outstanding.

Additional terms of the Series C Preferred and include the following:

●	The shares of Series C Preferred are not entitled to dividends.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, or upon a change in control whereby a stockholder gains control of 50% or more of the outstanding shares of common stock, the shares of Series C Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the stated value per share of Series C Preferred.

●	The shares of Series C Preferred are not entitled to conversion rights.

On March 2, 2023, the Company entered into a Preferred Stock Repurchase Agreement with Todd Denkin, the Company’s president, pursuant to which Mr. Denkin surrendered his Series C Preferred back to the Company for the purchase price of $100.

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 82,296,820 shares were issued and outstanding as of March 31, 2023.

During the six months ended March 31, 2023, the Company issued 7,150,000 shares of its common stock in settlement of the common stock payable in the amount of $71,745.

During the six months ended March 31, 2023, the Company granted 3,400,000 shares of its common stock to the officers and 1,000,000 shares of its common stock to members of the board of directors as compensation for services performed with a fair value of $24,820 and $7,300, respectively. As of March 31, 2023, the shares have not been issued and as therefore has been recorded as a stock payable.

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

During the six months ended March 31, 2023, the Company issued to certain employees, options to purchase 2,100,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $10,446. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 184% and call option values of $0.00497 and exercise prices of $0.0056. The options have a term of 5.75 years and vest nine months after the grant date.

Amortization of Stock-Based Compensation

A total of $17,510 and $136,921 of stock-based compensation expense was recognized during the six months ended March 31, 2023 and 2022, respectively, as a result of the vesting of common stock options issued. As of March 31, 2023 a total of $8,125 of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at March 31, 2023.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0056 – $0.13	8,120,000	5.53 years	$0.052	5,912,857	$0.069

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the six months ended March 31, 2023:

March 31,
2023

Average risk-free interest rates	3.88%
Average expected life (in years)	2.90
Volatility	184%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the six months ended March 31, 2023, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the six months ended March 31, 2023, was approximately $0.005 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	6,020,000	$0.069
Options issued	2,100,000	0.006
Options forfeited	-	-

Balance, March 31, 2023	8,120,000	$0.052

Exercisable, March 31, 2023	5,912,857	$0.069

As of March 31, 2023, these options in the aggregate had $4,830 and $0 of intrinsic value for the outstanding and exercisable options, respectively, based on the per share market price of $0.008 of the Company’s common stock as of such date.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of March 31, 2023.

The following is a summary of information about our warrants to purchase common stock outstanding at March 31, 2023 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074-0.10	15,387,050	9.26 years	$0.02	15,387,050	$0.02

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	1,500,000	$0.10
Warrants granted	13,887,050	$0.007
Warrants expired	-	-

Balance, March 31, 2023	15,387,050	$0.016

Exercisable, March 31, 2023	15,387,050	$0.016

As of March 31, 2023, these warrants in the aggregate had $6,944 of intrinsic value as the per share market price of $0.008 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

Note 12 – Discontinued Operations

On April 20, 2023, the Company, and Digipath Labs entered into the Purchase Agreement with DPL NV, LLC (“Buyer”), pursuant to which Digipath Labs has agreed to sell substantially all of its assets to Buyer for a cash purchase price of $2,300,000 (the “Purchase Price”) as described in Note 1 above. The Purchase Price is subject to adjustments at closing based on, among other things, the amount by which the working capital of Digipath Labs at the closing is greater or less than $150,000.

The Purchase Agreement includes a number of representations, warrantees, covenants and conditions to closing customary for this type of transaction. In addition, the closing of the transaction is subject to the approval of the Nevada Cannabis Compliance Board (the “CCB”). In the event CCB approval is not obtained by June 30, 2024, or any other condition to closing has not been satisfied by such date, either party may terminate the Purchase Agreement.

Pursuant to the Purchase Agreement, the Buyer deposited $230,000 into an escrow account upon the execution of the Purchase Agreement, and such amount will continue to be held in escrow for a 12-month period following closing to satisfy any indemnification claims Buyer may have against Digipath Labs.

The balance sheets of Digipath Labs are summarized below:

	March 31, 2023	September 30, 2022
Current assets:
Accounts receivable, net	$315,625	$335,085
Deposits	18,675	25,141
Other current assets	24,361	32,971
Total current assets	358,661	393,197

Right-of-use asset	266,418	316,961
Fixed assets, net	360,630	405,823
Total long term assets	627,048	722,784
Total Assets	$985,709	$1,115,981

Current liabilities:
Accounts payable	$337,758	$334,909
Accrued expenses	34,964	32,571
Current portion of operating lease liabilities	121,748	100,685
Current maturities of notes payable	62,693	60,920
Total current liabilities	557,163	529,085

Operating lease liabilities	158,233	229,825
Notes payable	48,632	80,428
Total long term liabilities	206,865	310,253
Total Liabilities	$764,028	$839,338

The statements of operations of Digipath Labs combined are summarized below:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31
	2023	2022	2023	2022

Revenues	$760,710	$604,735	$1,487,465	$1,304,320
Cost of sales	459,608	396,032	882,443	818,633
Gross profit	301,102	208,703	605,022	485,687

Operating expenses:
General and administrative	224,346	193,007	504,990	392,176
Professional fees	20,688	26,413	43,460	71,317
Total operating expenses	245,034	219,420	548,450	463,493

Operating income(loss)	56,068	(10,717)	56,572	22,194

Other income (expense):
Interest expense	(1,745)	(4,904)	(3,706)	(8,436)
Total other income (expense)	(1,745)	(4,904)	(3,706)	(8,436)

Net income (loss)	$54,323	$(15,621)	$52,866	$13,758

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

Note 14 – Subsequent Events

On April 20, 2023, the Company and Digipath Labs entered into the Purchase Agreement with DPL NV, LLC as described in Notes 1 and 12 above.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer has been engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement is subject to the approval of the CCB, which has not yet been obtained. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath (but not less than $15,000) in each month, Buyer will be entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month will be payable 45% to the Buyer and 55% to the Company.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Increase /
	2023	2022	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	45,674	42,479	3,195
Professional fees	128,440	259,977	(131,537)
Total operating expenses:	174,114	302,456	(128,342)

Operating loss	(174,114)	(302,456)	128,342

Total other income (expense)	52,293	(55,519)	107,812

Net loss from continuing operations	(121,821)	(357,975)	236,154
Net income (loss) from discontinued operations	54,323	(15,621)	69,944
Net loss	$(67,498)	$(373,596)	$306,098

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $45,674, compared to $42,479 during the three months ended March 31, 2022, an increase of $3,195, or 8%. The expenses consisted primarily of salaries and wages and included $30,991 and $6,171 of non-cash stock-based compensation, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended March 31, 2023 were $128,440, compared to $259,977 during the three months ended March 31, 2022, a decrease of $131,537, or 51%. Professional fees included non-cash, stock-based compensation of $10,333 and $103,464 during the three months ended March 31, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we decreased our focus on expansion efforts.

Operating Loss

Our operating loss for the three months ended March 31, 2023 was $174,114, compared to an operating loss of $302,456 during the three months ended March 31, 2022, a decrease of $128,342, or 42%. Our operating loss decreased primarily due to our decreased professional fees.

Other Income (Expense)

Other income, on a net basis, for the three months ended March 31, 2023 was $52,293, compared to other expense, on a net basis, of $55,519 during the three months ended March 31, 2022, a net increase of $107,812. Other income consisted of interest expense of $82,707 and recovery of previously written off receivables of $135,000 for the three months ended March 31, 2023.

Results of Operations for the Six Months Ended March 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2023 and 2022.

	Six Months Ended March 31,		Increase /
	2023	2022 revised	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	85,198	82,135	3,063
Professional fees	175,637	470,822	(295,185)
Total operating expenses:	260,835	552,957	(292,122)

Operating loss	(260,835)	(552,957)	292,122

Total other income (expense)	(99,859)	(112,000)	12,141

Net loss from continuing operations	$(360,694)	$(664,957)	$304,263
Net income (loss) from discontinued operations	52,866	13,758	39,108
Net loss	(307,828)	(651,199)	343,371

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2023 were $85,198, compared to $82,135 during the six months ended March 31, 2022, a increase of $3,063, or 4%. The expenses consisted primarily of salaries and wages and included $37,162 and $64,842 of non-cash stock-based compensation, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities.

Professional Fees

Professional fees for the six months ended March 31, 2023 were $175,637, compared to $470,822 during the six months ended March 31, 2022, a decrease of $295,185, or 63%. Professional fees included non-cash, stock-based compensation of $12,468 and $124,579 during the six months ended March 31, 2023 and March 31, 2022, respectively. Professional fees decreased primarily due to decreased corporate consulting services during the current period as we decreased our focus on expansion efforts.

Operating Loss

Our operating loss for the six months ended March 31, 2023 was $260,835, compared to $552,957 during the six months ended March 31, 2022, a decrease of $292,122, or 53%. Our operating loss decreased primarily due a decrease in professional fees.

Other Expense

Other expense, on a net basis, for the six months ended March 31, 2023 was $99,859, compared to other expense, on a net basis, of $112,000 during the six months ended March 31, 2022, a net decrease of $12,141. Other expense consisted of interest expense of $179,859 and an impairment on equipment of $55,000, offset by the recovery of previously written off receivables of $135,000 for the six months ended March 31, 2023.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2023 and 2022:

	2023	2022
Operating Activities	$(141,490)	$(190,286)
Investing Activities	231,313	(777,868)
Financing Activities	(30,123)	754,991
Net increase (Decrease) in Cash	$59,700	$(213,163)

Net Cash Used in Operating Activities

During the six months ended March 31, 2023, net cash used in operating activities was $141,490, compared to net cash used in operating activities of $190,286 for the same period ended March 31, 2022, including cash provided by operating activities from discontinued operations of $141,538 for the six months ended March 31, 2023 compared to cash provided by operating activities from discontinued operations of $113,844 for the six months ended March 31, 2022. The decrease in cash used in operating activities was primarily attributable to our decrease in net loss and accounts receivable, along with increases in accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities

During the six months ended March 31, 2023, net cash provided by investing activities was $231,313, compared to $777,868 used in investing activities for the same period ended March 31, 2022, including cash used in investing activities from discontinued operations of $3,687 for the six months ended March 31, 2023 compared to cash used in investing activities from discontinued operations of $4,246 for the six months ended March 31, 2022. The cash provided by investing activities in the current period was a result of the sale of the collateralized assets from the note receivable compared to cash used in investing activities for the prior period which was a result of loans we made in connection with a potential acquisition.

Net Cash Provided by (Used in) Financing Activities

During the six months ended March 31, 2023, net cash used in financing activities was $30,123, compared to net cash provided by financing activities of $754,991 for the same period ended March 31, 2022, including cash used in financing activities from discontinued operations of $30,023 for the six months ended March 31, 2023 compared to cash used financing activities from discontinued operations of $44,874 for the six months ended March 31, 2022. The current period consisted of $30,023 of principal payments on an equipment loan, compared to $390,000 of proceeds received on debt financing, proceeds of $394,265 received on convertible debt financing proceeds of $55,600 from the sale of preferred stock, as offset by $16,557 of principal payments on an equipment lease and $28,317 of principal payments on an equipment loan and $40,000 of principal payments made on convertible notes in the comparative period in the prior year.

Ability to Continue as a Going Concern

As of March 31, 2023, our balance of cash on hand was $115,868, and we had negative working capital of $2,993,815 and an accumulated deficit of $20,316,599 resulting from recurring losses. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuances of equity securities by the Company during the three-month period ended March 31, 2023:

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

Date: May 26, 2023

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

