Form 10-Q
period 2023-06-30
Digipath, Inc.
filed 2023-08-18
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2023

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

The number of shares of registrant’s common stock outstanding as of August 18, 2023 was 87,096,820.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)
Assets

Current assets:
Cash	$325,587	$56,168
Note receivable	-	100,000
Other current assets	10,010	12,739
Assets held for sale - current	353,375	393,197
Total current assets	688,972	562,104

Fixed assets, net	-	55,000
Assets held for sale – long term	606,588	722,784
Total non-current assets	606,588	777,784

Total Assets	$1,295,560	$1,339,888

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$202,685	$215,558
Accrued expenses	209,520	152,986
Accrued expenses – related party	7,813	192,811
Current maturities of notes payable	665,000	665,000
Current maturities of convertible notes payable, net of discounts	1,364,158	1,198,469
Current maturities of convertible notes payable related parties, net of discounts	332,007	-
Liabilities held for sale - current	474,800	529,085
Total current liabilities	3,255,983	2,953,909

Non-current liabilities:
Convertible notes payable related parties, net of discounts	-	310,272
Convertible notes payable, net of discounts and current maturities	-	174,726
Liabilities held for sale – long term	175,634	310,253
Total non-current liabilities	175,634	795,251

Total Liabilities	3,431,617	3,749,160

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of June 30, 2023 and September 30, 2022	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of June 30, 2023 and September 30, 2022	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 0 and 1,000 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	-	1
Common stock, $0.001 par value, 250,000,000 shares authorized; 87,096,820 and 75,146,820 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	87,097	75,147
Common stock payable	-	71,745
Additional paid-in capital	17,465,264	17,117,958
Accumulated deficit	(20,023,066)	(20,008,771)

Total Stockholders’ Deficit	(2,469,657)	(2,742,872)

Total Liabilities and Stockholders’ Deficit	$1,295,560	$1,339,888

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022 revised

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	8,815	35,711	94,013	117,846
Professional fees	86,435	74,201	262,072	624,423
Total operating expenses	95,250	109,912	356,085	742,269

Operating loss	(95,250)	(109,912)	(356,085)	(742,269)

Other income (expense):
Other Expense	-	-	(55,000)	-
Recovery of previously written off receivables	40,000	-	175,000	-
Credit Loss	-	(358,670)	-	(358,670)
Interest income	-	12,386	-	37,061
Interest expense	(97,748)	(67,560)	(277,607)	(204,235)
Total other expense	(57,748)	(413,844)	(157,607)	(525,844)

Net loss from continuing operations	(152,998)	(523,756)	(513,692)	(1,268,113)
Net income (loss) from discontinued operations	446,531	(52,977)	499,397	40,181
Net income (loss)	293,533	(576,733)	(14,295)	(1,227,932)
Preferred deemed dividend	-	-	-	(192,154)
Net income (loss) to common shareholders	$293,533	$(576,733)	$(14,295)	$(1,420,086)

Weighted average number of common shares outstanding – basic	84,055,062	75,146,820	82,856,710	73,845,233
Weighted average number of common shares outstanding – fully diluted	84,055,062	75,146,820	82,856,710	73,845,233

Net loss per share from continuing operations – basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per share from discontinued operations – basic	$0.01	$(0.00)	$0.01	$0.00
Net loss per share – basic	$0.00	$(0.01)	$(0.00)	$(0.02)

Net loss per share from continuing operations – diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per share from discontinued operations – diluted	$0.01	$(0.00)	$0.01	$0.00
Net loss per share – diluted	$0.00	$(0.01)	$(0.00)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Warrants issued as debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(240,330)	(240,330)

Balance, December 31, 2022	333,600	333,600	1,047,942	1,048	1,000	1	82,296,820	82,297	-	17,284,797	(20,249,101)	(2,880,958)

Repurchased of preferred C stock	-	-	-	-	(1,000)	(1)	0	0	0	(99)	-	(100)

Common shares to be issued for compensation	-	-	-	-	-	-	-	-	32,120	-	-	32,120

Stock-based compensation	-	-	-	-	-	-	-	-	-	9,204	-	9,204

Net loss	-	-	-	-	-	-	-	-	-	-	(67,498)	(67,498)

Balance, March 31, 2023	333,600	333,600	1,047,942	1,048	-	-	82,296,820	82,297	32,120	17,293,902	(20,316,599)	(2,907,232)

Issuance of common shares to settle stock payable	-	-	-	-			4,400,000	4,400	(32,120)	27,720	-	-

Issuance of common shares for services	-	-	-	-			400,000	400		2,160	-	2,560

Forgiveness of accrued compensation by members of the Board of Directors	-	-	-	-	-	-	-	-	-	138,000	-	138,000

Stock-based compensation	-	-	-	-	-	-	-	-	-	3,482	-	3,482

Net income	-	-	-	-	-	-	-	-	-	-	293,533	293,533

Balance, June 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$-	$17,465,264	$(20,023,066)	$(2,469,657)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Revised	Revised	Deficit

Balance, September 30, 2021	-	-	1,325,942	1,326	-	-	71,230,153	71,230	-	16,825,765	(17,951,653)	(1,053,332)

Series B Preferred shares sold for cash	55,600	55,600	-	-	-	-	-	-	-	-	-	-

Conversion of Series A Preferred Shares into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	-	-	-	(85,568)	-	(85,846)

Common stock issued for services	-	-	-	-	-	-	1,500,000	1,500	-	51,000	-	52,500

Stock-based compensation	-	-	-	-	-	-	-	-	-	33,457	-	33,457

Deemed dividend on preferred exchange	-	-	-	-	-	-	-	-	-	(192,154)	-	(192,154)

Net loss	-	-	-	-	-	-	-	-	-	-	(277,603)	(277,603)

Balance, December 31, 2021	333,600	$333,600	1,047,942	$1,048	-	$-	72,730,153	$72,730	$-	$16,632,500	$(18,229,256)	$(1,522,978)

Common Shares issued for settlement of accounts payable	-	-	-	-	-	-	250,000	250	-	7,250	-	7,500

Stock-based compensation	-	-	-	-	-	-	2,166,667	2,167	-	101,297	-	103,464

Net loss	-	-	-	-	-	-	-	-	-	-	(373,596)	(373,596)

Balance, March 31, 2022	333,600	333,600	1,047,942	1,048	-	-	75,146,820	75,147	-	16,741,047	(18,602,852)	(1,785,610)
Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(576,733)	(576,733)

Balance, June 30, 2022	333,600	$333,600	1,047,942	$1,048	-	$-	75,146,820	$75,147	$-	$16,749,353	$(19,179,585)	$(2,354,037)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2023	2022 Revised
Cash flows from operating activities
Net loss from continuing operations	$(513,692)	$(1,268,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of previously written off receivables	(175,000)	-
Stock-based compensation	55,672	197,727
Amortization of debt discounts	106,636	58,654
Impairment of fixed assets	55,000	-
Credit loss	-	358,670
Decrease (increase) in assets:
Other current assets	2,729	(33,666)
Increase (decrease) in liabilities:
Accounts payable	(12,873)	49,867
Accrued expenses	56,534	192,253
Accrued expenses – related parties	(46,998)	-
Net cash used in operating activities from continuing operations	(471,992)	(444,608)
Net cash provided by operating activities from discontinued operations	520,843	275,691
Net cash provided by (used in) operating activities	48,851	(168,917)

Cash flows from investing activities
Advance of note receivable	-	(817,649)
Proceeds from sale of collateralized assets	275,000	175,000
Net cash provided by (used in) investing activities from continuing operations	275,000	(642,649)
Net cash used in investing activities from discontinued operations	(8,971)	(4,246)
Net cash provided by (used in) investing activities	266,029	(646,895)

Cash flows from financing activities
Proceeds from notes payable	-	390,000
Proceeds from convertible notes	-	402,765
Payments on convertible notes	-	(40,000)
Proceeds from sale of preferred stock	-	55,600
Repurchase of preferred C stock	(100)	-
Net cash provided by (used in) financing activities from continuing operations	(100)	808,365
Net cash used in financing activities from discontinued operations	(45,361)	(63,252)
Net cash provided by (used in) financing activities	(45,461)	745,113

Net increase (decrease) in cash	269,419	(70,699)
Cash – beginning	56,168	295,932
Cash – ending	$325,587	$225,233

Supplemental disclosures:
Interest paid	$187,449	$57,439
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for settlement of stock payable	$71,745	$-
Warrants issued for debt financing	$93,938	$-
Receipt of assets on deposit	$6,076	$-
Forgiveness of related party accrued compensation	$138,000	$-
Common stock issued for settlement of accounts payable	$-	$7,500
Conversion of Series A preferred into Series B preferred	$-	$85,846
Deemed dividend on preferred exchange	$-	$192,154

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2023:

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

Correction of an Error

Stock-based compensation expenses were reported in the nine months ended June 30, 2022 as $210,449 in error. The error was corrected in the annual 2022 10-K as a component of professional fees. In addition, the Company reported the exchange of Series A Preferred Stock for Series B Stock as an exchange with equal value in error. The effect of the error corrections on the prior periods has been determined to be immaterial, however, the Company has labeled the column headings for the prior periods as “revised.” For the nine months ended June 30, 2022, the financial statements of the line items affected by the revision are as follows:

Consolidated Statement of Operations

Line items for Q3-2022 effected by the restatement	Previously Reported	Correction of Error	Effect of Discontinued operations	Revised
Professional Fees	$635,969	$(12,722)	$1,176	$624,423
Total operating expenses	1,455,757	(12,722)	(700,766)	742,269
Operating loss	(701,704)	12,722	(53,287)	(742,269)
Net loss	(1,240,654)	12,722	-	(1,227,932)
Deemed Dividend	-	(192,154)	-	(192,154)
Net Income (loss) to common shareholders	(1,240,654)	(179,432)	-	(1,420,086)

Consolidated Statement of Cash Flows

Line items for Q3-2022 effected by the restatement	Previously Reported	Correction of Error	Effect of Discontinued operations	Revised
Net Loss	$(1,240,654)	$12,722	$(40,181)	$(1,268,113)
Stock-based compensation	210,449	(12,722)	-	197,727

Non-cash Investing and Financing Activities
Conversion of Series A preferred into Series B preferred	278,000	(192,154)	-	85,846
Deemed dividend on preferred exchange		192,154	-	192,154

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended June 30, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended June 30, 2023 and 2022.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended June 30, 2023 and 2022, potential dilutive securities of 96,705,198 and 72,520,865, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, As of June 30, 2023, the Company had negative working capital of $2,567,011, and accumulated recurring losses of $20,023,066, and $325,587 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2023 and September 30, 2022, respectively:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$325,587	$-	$-

Liabilities
Notes payable	-	665,000	-
Convertible notes payable, net of discounts of $72,069	-	-	1,696,165

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$56,168	$-	$-

Liabilities
Notes payable	-	665,000	-
Convertible notes payable, net of discounts of $84,767	-	-	1,683,467

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2023.

Note 4 – Related Party Transactions

During the nine months ended June 30, 2023 the Company incurred compensation expense of $45,000 for services provided by its CFO and paid its CFO $111,437 for accrued compensation related to services provided in prior periods. As of June 30, 2023, no amounts were owed to the CFO for services provided.

During the nine months ended June 30, 2023 the Company incurred fees of $47,000 for services provided by its directors and paid its directors $30,000 for services provided, and its directors waived the payment of $138,000 that had been accrued for services provided. As of June 30, 2023, the Company has accrued a total of $5,000 in fees for services provided by its directors.

As of June 30, 2023, the Company has accrued a total of $2,813 in reimbursable expenses owed to the officers and directors.

During the nine months ended June 30, 2023, the Company granted 3,400,000 and 1,400,000 shares of its common stock to the officers and directors as compensation for services performed with a fair value of $24,820 and $9,860, respectively.

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

On various dates between August 23, 2021 and September 30, 2022, we loaned C3 Labs, Inc. (“C3 Labs”) a total of $1,047,649. The loans bore interest at an annual rate of 8%. These loans were evidenced by secured demand notes, and were secured by a lien on the borrower’s assets and have a maturity date of August 23, 2022. The Company had recorded total accrued interest of $64,017 as of September 30, 2022. As of September 30, 2022, the Company recorded a full allowance against the loans and related accrued interest.

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs pursuant to a letter of intent. On March 11, 2022, the Company notified the current owners of C3 Labs of its termination of the letter of intent and took possession of the equipment of C3 Labs (“C3 Equipment”).

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of June 30, 2023 the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024.

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2023 and September 30, 2022:

	As of
	June 30,	September 30,
	2023	2022
Lab equipment	-	55,000
Less: accumulated depreciation	-	-
Total	$-	$55,000

During the nine months ended June 30, 2023, the Company recorded impairment expense in the amount of $55,000 related to equipment acquired with the anticipation of the C3 Labs acquisition, which is included in other expenses on the statement of operations. Upon the Company’s decision to terminate the acquisition, the equipment was deemed to be impaired.

Note 7 –Notes Payable

Notes payable consists of the following at June 30, 2023 and September 30, 2022, respectively:

	June 30, 2023	September 30, 2022

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the CannaLab Note is in technical default, however, no default notice has been provided by CannaLab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand.	$665,000	$665,000

Total notes payable	665,000	665,000
Less: current maturities	(665,000)	(665,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $59,686 and $65,785 during the nine months ended June 30, 2023 and 2022.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	95,987	141,348

Note 8 – Convertible Notes Payable

Related Party Convertible notes payable consist of the following at June 30, 2023 and September 30, 2022, respectively:

	June 30,	September 30,
	2023	2022

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party.	$350,000	$350,000

Total related party convertible notes payable	350,000	350,000
Less: unamortized debt discounts	(17,993)	(39,728)
	332,007	310,272
Less: current maturities	(332,007)	-
Related party convertible notes payable	$-	$310,272

Convertible notes payable consist of the following at June 30, 2023 and September 30, 2022, respectively:

	June 30,	September 30,
	2023	2022

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968.	150,000	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166 which was recorded as a debt discount.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount.	350,000	350,000

On October 1, 2022, The Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102 which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,418,234	1,418,234
Less: unamortized debt discounts	(54,076)	(45,039)
	1,364,158	1,373,195
Less: current maturities	(1,364,158)	(1,198,469)
Convertible notes payable	$-	$174,726

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

The aforementioned accounting treatment resulted in a total debt discount equal to $93,938 during the nine months ended June 30, 2023. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $106,636 and $58,654, during the nine months ended June 30, 2023 and 2022, respectively. Unamortized discount as of June 30, 2023 is $72,069.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $111,285 and $79,796 for the nine months ended June 30, 2023 and 2022, respectively.

The Company recognized interest expense for the nine months ended June 30, 2023 and 2022, respectively, as follows:

	June 30,	June 30,
	2023	2022

Interest on notes payable	59,686	65,785
Amortization of beneficial conversion features	106,636	58,654
Interest on convertible notes	111,285	79,796
Total interest expense	$277,607	$204,235

Note 9 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2023, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and no shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at June 30, 2023 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series C

The Series C Preferred were designated on July 20, 2022. The principal feature of the Series C Preferred Stock is that it provides the holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred Stock. The shares of Series C Preferred Stock are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock. As of June 30, 2023, there we no shares of Series C Preferred outstanding.

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

Common Stock

Common stock consists of $0.001 par value, 250,000,000 shares authorized, of which 87,096,820 shares were issued and outstanding as of June 30, 2023.

During the nine months ended June 30, 2023, the Company issued 7,150,000 shares of its common stock in settlement of the common stock payable in the amount of $71,745.

During the nine months ended June 30, 2023, the Company granted 3,400,000 and 1,400,000 shares of its common stock to its officers and directors as compensation for services performed with a fair value of $24,820 and 9,860 respectively.

Note 10 – Mezzanine Equity

Series B

The Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at June 30, 2023 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the nine months ended June 30, 2023, the Company issued to certain employees, options to purchase 2,100,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $10,446. The Company estimated the fair value using the Black-Scholes Pricing Model, based on a volatility rate of 184% and call option values of $0.00497 and exercise prices of $0.0056. The options have a term of 5.75 years and vest nine months after the grant date.

Amortization of Stock-Based Compensation

A total of $20,992 and $66,949 of stock-based compensation expense was recognized during the nine months ended June 30, 2023 and 2022, respectively, as a result of the vesting of common stock options issued. As of June 30, 2023 a total of $4,643 of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at June 30, 2023.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0056 – $0.13	8,120,000	5.28 years	$0.052	6,020,000	$0.069

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended June 30, 2023:

June 30,
2023

Average risk-free interest rates	3.88%
Average expected life (in years)	2.90
Volatility	184%

The Black-Scholes option pricing model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the nine months ended June 30, 2023, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the nine months ended June 30, 2023, was approximately $0.006 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	6,020,000	$0.069
Options issued	2,100,000	0.006
Options forfeited	-	-

Balance, June 30, 2023	8,120,000	$0.052

Exercisable, June 30, 2023	6,020,000	$0.069

As of June 30, 2023, these options in the aggregate had $3,150 and $0 of intrinsic value for the outstanding and exercisable options, respectively, based on the per share market price of $0.007 of the Company’s common stock as of such date.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of June 30, 2023.

The following is a summary of information about our warrants to purchase common stock outstanding at June 30, 2023 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074-0.10	15,387,050	9.01 years	$0.02	15,387,050	$0.02

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2022	1,500,000	$0.10
Warrants granted	13,887,050	$0.007
Warrants expired	-	-

Balance, June 30, 2023	15,387,050	$0.016

Exercisable, June 30, 2023	15,387,050	$0.016

As of June 30, 2023, these warrants in the aggregate had $0 of intrinsic value as the per share market price of $0.007 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

Note 13 – Discontinued Operations

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

The balance sheets of Digipath Labs are summarized below:

	June 30, 2023	September 30, 2022
Current assets:
Accounts receivable, net	$302,300	$335,085
Deposits	18,675	25,141
Other current assets	32,400	32,971
Total current assets	353,375	393,197

Right-of-use asset	240,602	316,961
Fixed assets, net	365,986	405,823
Total long term assets	606,588	722,784
Total Assets	$959,963	$1,115,981

Current liabilities:
Accounts payable	$241,991	$334,909
Accrued expenses	58,439	32,571
Current portion of operating lease liabilities	110,772	100,685
Current maturities of notes payable	63,598	60,920
Total current liabilities	474,800	529,085

Operating lease liabilities	143,245	229,825
Notes payable	32,389	80,428
Total long term liabilities	175,634	310,253
Total Liabilities	$650,434	$839,338

The statements of operations of Digipath Labs combined are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$785,224	$682,665	$2,272,689	$1,986,985
Cost of sales	382,655	414,299	1,265,098	1,232,932
Gross profit	402,569	268,366	1,007,591	754,053

Operating expenses:
General and administrative	226,466	309,766	731,457	701,942
Professional fees	50,843	6,907	94,302	(1,176)
Total operating expenses	277,309	316,673	825,759	700,766

Operating income(loss)	125,260	(48,307)	181,832	53,287

Other income (expense):
Other income	322,798	-	322,798	-
Interest expense	(1,527)	(4,670)	(5,233)	(13,106)
Total other income (expense)	321,271	(4,670)	317,565	(13,106)

Net income (loss)	$446,531	$(52,977)	$499,397	$40,181

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	8,815	35,711	(26,896)
Professional fees	86,435	74,201	12,234
Total operating expenses:	95,250	109,912	(14,662)

Operating loss	(95,250)	(109,912)	14,662

Total other income (expense)	(57,748)	(413,844)	356,096

Net loss from continuing operations	(152,998)	(523,756)	370,758
Net income (loss) from discontinued operations	446,531	(52,977)	499,508
Net income (loss)	$293,533	$(576,733)	$870,266

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $8,815, compared to $35,711 during the three months ended June 30, 2022, a decrease of $26,896, or 75%. The expenses consisted primarily of salaries and wages and included $3,482 and $6,171 of non-cash stock-based compensation, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended June 30, 2023 were $86,435, compared to $74,201 during the three months ended June 30, 2022, an increase of $12,234, or 16%. Professional fees included non-cash, stock-based compensation of $2,160 and $2,135 during the three months ended June 30, 2023 and 2022, respectively. Professional fees increased primarily due to increased corporate consulting services during the current period as work to close on the sale of substantially all of the assets of Digipath Labs, LLC through the Purchase Agreement with DPL NV, LLC.

Operating Loss

Our operating loss for the three months ended June 30, 2023 was $95,250, compared to an operating loss of $109,912 during the three months ended June 30, 2022, a decrease of $14,662, or 13%. Our operating loss decreased primarily due to our decreased general and administrative expenses.

Other Income (Expense)

Other expense, on a net basis, for the three months ended June 30, 2023 was $57,748, compared to other expense, on a net basis, of $413,844 during the three months ended June 30, 2022, a net decrease of $356,096. Other expense consisted of interest expense of $97,748 and recovery of previously written off receivables of $40,000 for the three months ended June 30, 2023.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2023 and 2022.

	Nine Months Ended June 30,		Increase /
	2023	2022 revised	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	94,013	117,846	(23,833)
Professional fees	262,072	624,423	(362,351)
Total operating expenses:	356,085	742,269	(386,184)

Operating loss	(356,085)	(742,269)	386,184

Total other expense	(157,607)	(525,844)	368,237

Net loss from continuing operations	$(513,692)	$(1,268,113)	$754,421
Net income (loss) from discontinued operations	499,397	40,181	459,216
Net income (loss)	(14,295)	(1,227,932)	1,213,637

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2023 were $94,013, compared to $117,846 during the nine months ended June 30, 2022, a decrease of $23,833, or 20%. The expenses consisted primarily of salaries and wages and included $37,162 and $157,013 of non-cash stock-based compensation, respectively. General and administrative expenses decreased due primarily to decreased corporate overhead activities.

Professional Fees

Professional fees for the nine months ended June 30, 2023 were $262,072, compared to $624,423 during the nine months ended June 30, 2022, a decrease of $362,351, or 58%. Professional fees included non-cash, stock-based compensation of $18,510 and $124,579 during the nine months ended June 30, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased stock-based compensation and corporate consulting services during the current period as we decreased our focus on expansion efforts.

Operating Loss

Our operating loss for the nine months ended June 30, 2023 was $356,085, compared to $742,269 during the nine months ended June 30, 2022, a decrease of $386,184, or 52%. Our operating loss decreased primarily due to a decrease in professional fees.

Other Expense

Other expense, on a net basis, for the nine months ended June 30, 2023 was $157,607, compared to other expense, on a net basis, of $525,844 during the nine months ended June 30, 2022, a net decrease of $368,237. Other expense consisted of interest expense of $277,607 and an impairment on equipment of $55,000, offset by the recovery of previously written off receivables of $175,000 for the nine months ended June 30, 2023.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine month periods ended June 30, 2023 and 2022:

	2023	2022
Operating Activities	$48,851	$(168,917)
Investing Activities	266,029	(646,895)
Financing Activities	(45,461)	745,113
Net increase (Decrease) in Cash	$269,419	$(70,699)

Net Cash Provided by (Used in) Operating Activities

During the nine months ended June 30, 2023, net cash provided by operating activities was $48,851, compared to net cash used in operating activities of $168,917 for the same period ended June 30, 2022, including cash provided by operating activities from discontinued operations of $520,843 for the nine months ended June 30, 2023 compared to cash provided by operating activities from discontinued operations of $275,691 for the nine months ended June 30, 2022. The decrease in cash used in operating activities was primarily attributable to our decrease in net loss and accounts receivable, along with increases in accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended June 30, 2023, net cash provided by investing activities was $266,029, compared to $646,895 used in investing activities for the same period ended June 30, 2022, including cash used in investing activities from discontinued operations of $8,971 for the nine months ended June 30, 2023 compared to cash used in investing activities from discontinued operations of $4,246 for the nine months ended June 30, 2022. The cash provided by investing activities in the current period was a result of the sale of the collateralized assets from the note receivable compared to cash used in investing activities for the prior period which was a result of loans we made in connection with a potential acquisition.

Net Cash Provided by (Used in) Financing Activities

During the nine months ended June 30, 2023, net cash used in financing activities was $45,461, compared to net cash provided by financing activities of $745,113 for the same period ended June 30, 2022, including cash used in financing activities from discontinued operations of $45,361 for the nine months ended June 30, 2023 compared to cash used financing activities from discontinued operations of $63,252 for the nine months ended June 30, 2022. The current period consisted of $45,361 of principal payments on an equipment loan and repurchase of the Preferred C stock, compared to $390,000 of proceeds received on debt financing, proceeds of $402,765 received on convertible debt financing proceeds of $55,600 from the sale of preferred stock, as offset by $20,379 of principal payments on an equipment lease and $42,873 of principal payments on an equipment loan and $40,000 of principal payments made on convertible notes in the comparative period in the prior year.

Ability to Continue as a Going Concern

As of June 30, 2023, our balance of cash on hand was $325,587, and we had negative working capital of $2,567,011 and an accumulated deficit of $20,023,066 resulting from recurring losses. We currently may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations and expand our lab testing business. As we continue to develop our lab testing business and attempt to expand operational activities, we expect to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations through common stock offerings to the extent necessary to provide working capital. We have and expect to continue to have substantial capital expenditure and working capital needs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following issuances of equity securities by the Company were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act of 1933 during the three-month period ended June 30, 2023:

On May 25, 2023, the Company issued an aggregate of 4,400,000 shares of its common stock to its officers and directors as compensation for services performed.

On May 26, 2023, the Company issued 400,000 shares of its common stock to a former director as compensation for services performed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
2.2	Asset Purchase Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designations of the Series B Preferred Stock dated December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2022)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
10.1	Management Services Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023(incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
10.2*	Amended and Restated Secured Promissory Noted in the principal amount of $625,000, dated April 11, 2023, made by Invictus Wealth Group, LLC in favor of Digipath, Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2023

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

