Form 10-K
period 2023-09-30
Digipath, Inc.
filed 2024-01-16
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.0079 per share as of March 31, 2023 was approximately $604,532.

As of January 16, 2024, there were 87,096,820 shares of registrant’s common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) are a service-oriented independent testing laboratory and data analytics company focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada serving the state of Nevada since 2015.

On April 20, 2023, the Company and Digipath Labs, Inc., a wholly-owned subsidiary of the Company (“Digipath Labs”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DPL NV, LLC (the “Buyer”) pursuant to which Digipath Labs has agreed to sell substantially all of its assets to Buyer for a cash purchase price of $2.3 million, subject to adjustment. The closing of the transaction contemplated by the Purchase Agreement is subject to the approval of the Nevada Cannabis Compliance Board (the “CCB”) being obtained by June 30, 2024. We believe that the transaction may close as early as January 2024. Upon closing of the asset sale, the Company intends to seek to acquire another business. The Company has not yet commenced a search for candidates.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement, dated as of April 30, 2023 (the “Services Agreement”), pursuant to which the Buyer was engaged to manage the operations of the Company’s cannabis testing laboratory, subject to the approval of the CCB which was obtained on October 17, 2023. The descriptions of the Purchase Agreement and the Services Agreement are qualified in their entirety by reference to the actual terms thereof; such agreements have been filed with the SEC. See also Note 14.

Business

Our cannabis testing business is operated through our wholly owned subsidiary, Digipath Labs, which performs all cannabis related testing using FDA-compliant laboratory equipment and processes. We opened our first testing lab in Las Vegas, Nevada in May of 2015 to serve the new State approved and licensed medical marijuana industry. We have decreased our focus on expansion efforts since the signing of the Purchase Agreement.

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

As a premier cannabis and hemp testing laboratory with ISO-17025:2017 accreditation, we take a careful, strategic approach to all of our cannabis and hemp testing. A diverse array of tests combined with our lab equipment and analytical instrumentation enable us to accurately test cannabis and hemp for potency, the presence of pesticides, microbial contamination, metals and heavy metals, which include, but are not limited to, substances like arsenic, cadmium, lead, or mercury. Not only is testing for potency and Cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) content important, we recognize that more profound testing is needed particularly as a true national standard is developed. Digipath Labs is committed to follow Food and Drug Administration (“FDA”), Drug Enforcement Agency (“DEA”), Environmental Protection Agency (“EPA”), and US Department of Agriculture (“USDA”) guidelines, proprietary standard operating procedures (“SOP”), and Good Lab Practices (“GLP”) that are in line with current Federal and State governing bodies. We utilize a variety of tests to safely and effectively share enhanced understanding of the cannabis plant with caregivers, dispensaries and patients. We are committed to the advancement of science by offering a method of standardization for cannabis that is intricate and accurate. This approach and our investment in state-of-the-art testing equipment are of the utmost importance.

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

We utilize one of our two Ultra-High Performance Liquid Chromatographs (“UPLC”), which accurately separates and measures the cannabinoid content of any sample of flower, edible, concentrate or other cannabis products. Our Inductively Coupled Plasma Mass Spectrometer (“ICP-MS”) is utilized for heavy metals testing, and provides accurate readings for harmful metals ensuring that the Parts Per Billion (“PPB”) are substantially below the regulated and accepted trace amounts. Our laboratory testing equipment is calibrated using third party reference standards to ensure precision measurements throughout the testing process and has been certified in accordance with ISO-17025:2017 standards.

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

Government Regulation

Marijuana is categorized as a Schedule-I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule-I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule- 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, thirty-nine states and the District of Columbia have passed some kind of medical and/or adult use marijuana laws. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

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

The Cole Memorandum was meant only as a guide, not a rule of law, for United States Attorneys and did not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. Moreover, the Cole Memorandum also provided that it could not be used as a defense to any criminal prosecution.

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

Marketing, Sales and Support

We use a range of communication platforms to reach our target customers. The goal of the marketing strategy is to position us as the leading testing company in the botanical, nutraceutical, and cannabis industries in the country starting in Nevada. Our marketing efforts include digital/online, industry conferences and affiliations, media outreach, direct response and public relations. We believe that these efforts have the ability to deliver our brand message in a powerful way to maximize audience reach.

Seasonality

Our business is not subject to seasonality.

Insurance

We maintain property, business interruption and casualty insurance.

Employees

As of September 30, 2023, we had seventeen employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement, dated as of April 30, 2023 (the “Services Agreement”), pursuant to which the Buyer was engaged to manage the operations of the Company’s cannabis testing laboratory, subject to the approval of the CCB which was obtained on October 17, 2023. Pursuant to the Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath (but not less than $15,000) in each month, Buyer will be entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month will be payable 45% to the Buyer and 55% to the Company. The description of the Services Agreement is qualified in its entirety by reference to the actual terms thereof, which have been filed with the SEC.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan. As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2023 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Risks Related To Cannabis Related Businesses

Our business is dependent on state laws pertaining to the cannabis industry. As of December 2023, thirty-eight states and the District of Columbia allow its citizens to use medical cannabis. Additionally, twenty-four states and the District of Columbia have legalized cannabis for adult recreational use, and additional recreational measures are expected to be pursued by other states in the future. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

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

The loss or temporary suspension of one or more of our licenses could significantly reduce our revenues. Our ability to operate our cannabis testing lab is dependent upon maintaining licenses issued by state and local regulators in Nevada. Our cannabis testing and business licenses were briefly suspended by Nevada regulators on January 19, 2018 and were reinstated on January 31, 2018. This significantly affected our financial results for the second and third fiscal quarters of 2018. In order to retain our licenses, we are required to comply with ongoing compliance and reporting requirements and ongoing regulation and oversight by governmental authorities. Any loss or temporary suspension of our licenses or any failure to comply with any such regulatory requirements or any failure to maintain any required licenses would have a material adverse effect on our business, financial condition, results of operation and, in the extreme case, require us to discontinue operations.

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

Participants in the cannabis industry have difficulty accessing the service of banks, which makes it difficult for us to operate. Despite rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Our prior bank at which we maintained deposit accounts forced us to close our accounts. While after much difficulty we were recently able find a replacement banking institution, there can be no assurance that we will be able to maintain this banking relationship. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry, including us, continue to have trouble establishing and maintain banking relationships. An inability to open and maintain bank accounts may make it difficult for us and our customers to do business. In addition, our inability to maintain a bank account previously resulted in our holding large sums of cash. Although we store our cash in a secure safe, holding large sums of cash exposes us to a greater risk of theft.

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

Risks Related To Our Common Stock

Our operating results may fluctuate causing volatility in our stock price. Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results causing volatility in our stock price:

●	Our ability to execute our business plan, compete effectively and attract customers;
●	Our ability to respond effectively to a rapidly evolving regulatory and competitive landscape;
●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;
●	Our ability to obtain working capital financing;
●	Our ability to attract, motivate and retain top-quality employees;
●	Investors’ general perception of us; and
●	General economic conditions and those economic conditions specific to the cannabis industry.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares. Our common stock is currently eligible for quotation on the OTCQB and OTCBB, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTCQB and OTCBB are often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price, of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

ITEM 1C. CYBERSECURITY

Not Applicable

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

2024	123,543
2025	116,891
2026	-
2027	-
Total	$240,434

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “DIGP”. As of January 12, 2024, the closing price of our common stock on the OTCQB was $0.04.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2022
First Quarter	$0.04	$0.3
Second Quarter	$0.04	$0.02
Third Quarter	$0.28	$0.11
Fourth Quarter	$0.02	$0.01

Fiscal Year Ended September 30, 2023
First Quarter	$0.015	$0.006
Second Quarter	$0.008	$0.006
Third Quarter	$0.008	$0.001
Fourth Quarter	$0.027	$0.003

As of January 16, 2024, there were approximately 122 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 16, 2024, there were 87,096,820 shares of common stock outstanding on record.

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

Equity Compensation Plan Information as of September 30, 2023

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,020,000	$0.069	N/A
Equity compensation plans not approved by security holders (2)	17,487,050	$0.015	N/A
Total	23,507,050		N/A

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

Share Authorization. The maximum aggregate number of shares which may be issued pursuant to awards granted under the 2012 Incentive Plan is Eleven Million Five Hundred Thousand (11,500,000) shares. Prior to its amendment in June 2016, Three Million shares had been authorized for issuance under the 2012 Plan. As of January 12, 2024, 6,020,000 shares were issued and outstanding under the 2012 Plan.

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

Administration. The 2012 Incentive Plan is administered by our board of directors or a committee of our board of directors (the “Administrator”) as provided in the 2012 Incentive Plan. The Administrator will have the authority to select the eligible participants to whom awards will be granted, to determine the types of awards and the number of shares covered and to set the terms, conditions and provisions of such awards, to cancel or suspend awards under certain conditions, and to accelerate the exercisability of awards. The Administrator will be authorized to interpret the 2012 Incentive Plan, to establish, amend, and rescind any rules and regulations relating to the 2012 Incentive Plan, to determine the terms of agreements entered into with recipients under the 2012 Incentive Plan, and to make all other determinations that may be necessary or advisable for the administration of the 2012 Incentive Plan.

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

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) support the cannabis industry’s best practices for reliable testing, cannabis education and training, and brings unbiased cannabis news coverage to the cannabis industry. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada serving Nevada since 2015.

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

Our revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results.

Discontinued Operations

On April 20, 2023, the Company and Digipath Labs entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DPL NV, LLC (“Buyer”), pursuant to which Digipath Labs has agreed to sell substantially all of its assets to Buyer for a cash purchase price of $2,300,000 (the “Purchase Price”). The business of an entity that is in the process of disposing of its assets by sale, or that intends to cease operations, is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. As such, the Company’s lab testing business is now reported as discontinued operations.

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2023 and 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $4,444 and $58,739 for the years ended September 30, 2023 and 2022, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 -- Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Results of Operations

The following table shows operating results for the years ended September 30, 2023 and 2022.

	Years Ended September 30,		Increase /
	2023	2022	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	103,298	495,762	(392,464)
Professional fees	334,090	654,703	(320,613)

Total operating expenses:	437,388	1,150,465	(713,077)

Operating loss	(437,388)	(1,150,465)	713,077

Total other income (expense)	(244,267)	(1,027,086)	(782,819)

Net loss	(681,655)	(2,177,551)	1,495,895
Net income (loss) from discontinued operations	928,429	120,433	807,997
Net income (loss)	$246,775	$(2,057,118)	$2,303,893

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2023 were $103,298, compared to $495,762 during the year ended September 30, 2022, a decrease of $392,464, or 79%. The expenses consisted primarily of salaries and wages and included $37,162 and $384,884 of non-cash stock-based compensation for the years ended September 30, 2023 and 2022, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities and stock-based compensation with officers.

Professional Fees

Professional fees for the year ended September 30, 2023 were $334,090, compared to $654,703 during the year ended September 30, 2022, a decrease of $320,613, or 49%. Professional fees included non-cash, stock-based compensation of $21,992 and $181,349 during the years ended September 30, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased stock-based compensation and corporate consulting services during the current period as we decreased our focus on expansion efforts.

Operating Loss

Operating loss for the year ended September 30, 2023 was $437,388, compared to $1,150,465 during the year ended September 30, 2022, a decrease of $713,077, or 62%. Operating loss decreased primarily due to decreased general and administrative and professional fees, during the year ended September 30, 2023, compared to the year ended September 30, 2022.

Other Income (Expense)

Other expense, on a net basis, for the year ended September 30, 2023 was $244,267, compared to other expense of $1,027,086 during the year ended September 30, 2022, a decrease of $782,819. Other expense during the year ended September 30, 2023 consisted of $364,267 of interest expense and an other expense of $55,000 offset by the recovery of previously written off receivables of $175,000. Other expense during the year ended September 30, 2022 consisted of $244,586 of interest expense and a credit loss of $782,500.

Liquidity and Capital Resources

As of September 30, 2023, the Company had current assets of $765,798, comprising of cash of $271,006, other assets of $8,570, and assets held for sale -current of $486,222. The Company’s current liabilities as of September 30, 2023 were $3,121,814, consisting of $122,094 of accounts payable, $228,491 of accrued expenses, $12,390 of accrued expenses – related parties, the current maturities of convertible notes payable of $1,385,932, the current maturities of convertible notes payable – related parties of $339,252 and the current maturities of notes payable in the amount of $665,000, and Liabilities held for sale of $368,655.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2023 and 2022.

	September 30,
	2023	2022
Current Assets	$765,798	$562,104

Current Liabilities	$3,121,814	$2,953,909

Working Capital	$(2,356,016)	$(2,391,805)

The following table summarizes our cash flows during the years ended September 30, 2023 and 2022, respectively.

	Years Ended
	September 30,
	2023	2022
Net cash provided by (used in) operating activities	$112,525	$(184,786)
Net cash provided by (used in) investing activities	263,333	(660,371)
Net cash provided by (used in) financing activities	(161,020)	605,393

Net change in cash	$214,838	$(239,764)

Net Cash Provided By (Used in) Operating Activities

During the year ended September 30, 2023, net cash provided by operating activities was $112,525, compared to net cash used in operating activities of $184,786 for the same period ended September 30, 2022, including cash provided by operating activities from discontinued operations of $727,393 for the year ended September 30, 2023 compared to cash provided by operating activities from discontinued operations of $277,095 for the year ended September 30, 2022. The decrease in cash used in operating activities was primarily attributable to our decrease in net loss and accounts receivable, along with increases in accounts payable and accrued expenses.

Net Cash Provided By (Used in) Investing Activities

During the year ended September 30, 2023, net cash provided by investing activities was $263,333, compared to $660,371 used in investing activities for the same period ended September 30, 2022, including cash used in investing activities from discontinued operations of $11,667 for the year ended September 30, 2023 compared to cash used in investing activities from discontinued operations of $17,722 for the year ended September 30, 2022. The cash provided by investing activities in the current period was a result of the sale of the collateralized assets from the note receivable compared to cash used in investing activities for the prior period which was a result of loans we made in connection with a potential acquisition that did not close.

Net Cash Provided by (Used in) Financing Activities

During the year ended September 30, 2023, net cash used in financing activities was $161,020, compared to net cash provided by financing activities of $605,393 for the same period ended September 30, 2022, including cash used in financing activities from discontinued operations of $60,920 for the year ended September 30, 2023 compared to cash used in financing activities from discontinued operations of $77,972 for the year ended September 30, 2022. The current period consisted of $60,920 of principal payments on an equipment loan, $100,000 of repayments on notes payable, and repurchase of the Preferred C stock, compared to $265,000 of proceeds received on debt financing, proceeds of $402,765 received on convertible debt financing proceeds of $55,600 from the sale of preferred stock, as offset by $20,379 of principal payments on an equipment lease and $57,593 of principal payments on an equipment loan and $40,000 of principal payments made on convertible notes in the comparative period in the prior year.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2023, our balance of cash on hand was $271,006. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

ITEM 8. Financial Statements and Supplementary Data

DIGIPATH, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Digipath, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digipath, Inc. (“the Company”) as of September 30, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses from operations and has cash on hand that may not be sufficient to sustain its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Discontinued Operations and Assets Held for Sale

As reflected in the Company’s consolidated financial statements, the Company has a subsidiary with business operations that are presented as discontinued operations due to a pending sale to a third party, with total assets held for sale of approximately $1.13 million and total liabilities held for sale of approximately $0.53 million. As discussed in Note 1, the Company has evaluated its disposal group as discontinued operations. Auditing management’s analysis on the valuation and presentation of its assets held for sale involved complexity and judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s analysis on the valuation and presentation of assets held for sale included, among other things, the following:

●	We obtained an understanding of the Company’s process for evaluating discontinued operations and underlying assets held for sale.
●	We assessed the relevance and reliability of the data utilized in performing the analysis, including review of underlying agreements and documentation for evidence that assets are held for sale.
●	We assessed the presentation and valuation in accordance with generally accepted accounting principles.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington

January 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digipath, Inc. (“the Company”) as of September 30, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

January 17, 2023 except for Note 1 (Discontinued Operations), 3, 6, 7, 8 and 14, as to which the date is January 16, 2024

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	September 30, 2022

Assets

Current assets:
Cash	$271,006	$56,168
Note receivable	-	100,000
Other current assets	8,570	12,739
Assets held for sale - current	486,222	393,197
Total current assets	765,798	562,104

Fixed assets, net	-	55,000
Assets held for sale – long term	643,666	722,784
Total non-current assets	643,666	777,784

Total Assets	$1,409,464	$1,339,888

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$122,094	$200,558
Accrued expenses	328,491	219,797
Accrued expenses – related party	12,390	192,811
Current maturities of notes payable	565,000	665,000
Current maturities of convertible notes payable, net of discounts	1,385,932	1,198,469
Current maturities of convertible notes payable related parties, net of discounts	339,252	-
Liabilities held for sale - current	368,655	477,274
Total current liabilities	3,121,814	2,953,909

Non-current liabilities:
Convertible notes payable related parties, net of discounts	-	310,272
Convertible notes payable, net of discounts and current maturities	-	174,726
Liabilities held for sale – long term	159,156	310,253
Total non-current liabilities	159,156	795,251

Total Liabilities	3,280,970	3,749,160

Commitments and contingent liabilities	-	-

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of September 30, 2023 and 2022	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of September 30, 2023 and 2022	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 0 and 1,000 shares issued and outstanding as of September 30, 2023 and 2022, respectively	-	1

Common stock, $0.001 par value, 250,000,000 shares authorized; 87,096,820 and 75,146,820 shares issued and outstanding at September 30, 2023 and 2022, respectively	87,097	75,147
Common stock payable	-	71,745
Additional paid-in capital	17,468,746	17,117,958
Accumulated deficit	(19,761,997)	(20,008,771)

Total Stockholders’ Deficit	(2,205,106)	(2,742,872)

Total Liabilities and Stockholders’ Deficit	$1,409,464	$1,339,888

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2023	2022

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	103,298	495,762
Professional fees	334,090	654,703

Total operating expenses	437,388	1,150,465

Operating loss	(437,388)	(1,150,465)

Other income (expense):
Interest expense	(364,267)	(244,586)
Other expense	(55,000)	-
Recovery of previously written off receivables	175,000	-
Credit loss	-	(782,500)
Total other income (expense)	(244,267)	(1,027,086)

Net loss from continuing operations	(681,655)	(2,177,551)
Net income (loss) from discontinued operations	928,429	120,433
Net income (loss)	246,774	(2,057,118)
Preferred deemed dividend	-	(192,154)
Net income (loss) to common shareholders	$246,774	$(2,249,272)

Net loss per share from continuing operations - basic and fully diluted	$(0.01)	$(0.03)
Net income per share from discontinued operations - basic and fully diluted	$0.01	$0.00
Net loss per share basic and fully diluted	$(0.00)	$(0.03)

Weighted average number of common shares outstanding - basic and fully diluted	83,925,450	74,173,304

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible		Series A Convertible		Series C					Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2021	-	$-	1,325,942	$1,326	-	$-	71,230,153	$71,230	$-	$16,825,765	$(17,951,653)	$(1,053,332)

Purchase of Series B Preferred shares	55,600	55,600	-	-	-	-	-	-	-	-	-	-

Conversion of Series A Preferred into Series B Preferred	278,000	278,000	(278,000)	(278)	-	-	-	-	-	(85,568)	-	(85,846)

Issuance of Preferred C Shares	-	-	-	-	1,000	1	-	-	-	360,299	-	360,300

Common stock issued for settlement of accounts payable	-	-	-	-	-	-	250,000	250	-	7,250	-	7,500

Common stock issued for services	-	-	-	-	-	-	3,666,667	3,667	-	139,833	-	143,500

Common shares to be issued for debt discount	-	-	-	-	-	-	-	-	71,745	-	-	71,745

Stock-based compensation	-	-	-	-	-	-	-	-	-	62,533	-	62,533

Deemed dividend on preferred exchange	-	-	-	-	-	-	-	-	-	(192,154)		(192,154)

Net loss	-	-	-	-	-	-	-	-	-	-	(2,057,118)	(2,057,118)

Balance, September 30, 2022	333,600	333,600	1,047,942	1,048	1,000	1	75,146,820	75,147	71,745	17,117,958	(20,008,771)	(2,742,872)

Repurchase of Series C Preferred shares	-	-	-	-	(1,000)	(1)	-	-	-	(99)	-	(100)

Common stock issued for settlement of stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Common stock issued for compensation	-	-	-	-	-	-	4,800,000	4,800	-	29,880	-	34,680

Warrants issued for debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	24,474	-	24,474

Forgiveness of accrued director compensation	-	-	-	-	-	-	-	-	-	138,000		138,000

Net income	-	-	-	-	-	-	-	-	-	-	246,774	246,774

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$-	$17,468,746	$(19,761,997)	$(2,205,106)

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss from continuing operations	$(681,655)	$(2,177,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of previously written off receivables	(175,000)	-
Credit loss	-	782,500
Stock-based compensation	59,154	566,233
Amortization of debt discounts	135,655	85,166
Impairment of fixed assets	55,000	-
Decrease (increase) in assets:

Other current assets	4,169	(813)
Increase (decrease) in liabilities:
Accounts payable	(78,465)	77,601
Accrued expenses	108,694	54,172
Accrued expenses – related parties	(42,421)	150,811
Net cash (used in) operating activities from continuing operations	(614,869)	(461,881)
Net cash provided by operating activities from discontinued operations	727,394	277,095
Net cash provided by (used in) operating activities	112,525	(184,786)

Cash flows from investing activities
Advance of note receivable	-	(817,649)
Proceeds from sale of collateralized assets	275,000	175,000
Net cash (used) in investing activities from continuing operations	275,000	(642,649)
Net cash (used) in investing activities from discontinued operations	(11,667)	(17,722)
Net cash (used) in investing activities	263,333	(660,371)

Cash flows from financing activities
Proceeds from notes payable	-	390,000
Repayments of notes payable	(100,000)	(125,000)
Proceeds from convertible notes	-	402,765
Repayments on convertible notes	-	(40,000)
Proceeds from sale of preferred stock	-	55,600
Repurchase of preferred C stock	(100)	-
Net cash provided by (used in) financing activities	(100,100)	683,365
Net cash used in financing activities from discontinued operations	(60,920)	(77,972)
Net cash provided by (used in) financing activities	(161,020)	605,393

Net increase (decrease) in cash	214,838	(239,764)
Cash - beginning	56,168	295,932
Cash - ending	$271,006	$56,168

Supplemental disclosures:
Interest paid	$227,691	$113,817
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for settlement of payables	$-	$7,500
Conversion of Series A preferred into Series B preferred	$-	$85,846
Deemed dividend on preferred exchange	$-	$192,154
Subscription receivable for Series C preferred stock	$-	$100
Stock payable issued for debt discounts on convertible notes payable	$-	$71,745
Common stock issued for settlement of stock payable	$71,745	$-
Transfer of completed assets	$6,076	$-
Warrants issued for debt financing	$93,938	$-
Common stock issued for settlement of related party accrued compensation	$138,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Digipath, Inc. was incorporated in Nevada on October 5, 2010. Digipath, Inc. and its subsidiaries (“Digipath,” the “Company,” “we,” “our” or “us”) is a service-oriented independent testing laboratory and data analytics company focused on the developing cannabis and hemp markets, and supports the cannabis industry’s best practices for reliable testing. Our mission is to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what is in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Digipath has been operating a cannabis-testing lab in Nevada serving Nevada since 2015.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2023:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Digipath, Inc.(1)	Nevada	Parent
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Digipath, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations and has no significant assets.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations and has no significant assets.
(4)	Acquired on March 11, 2020.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $154,179 and $139,279 as of September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, Accounts receivable are classified as Assets held for sale – current in the accompanying consolidated balance sheet.

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

Notes receivable are periodically evaluated for collectability based on past credit history with note holders and their current financial condition. The Company had an allowance for credit losses of $720,000 and $931,665 as of September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, fixed assets are classified as Assets held for sale – long term in the accompanying consolidated balance sheet.

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

Our revenue is primarily generated through our subsidiary, Digipath Labs, Inc., which recognizes revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services is recognized upon completion of the tests, at which time test results are delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results.

As of September 30, 2023 and 2022, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations

Discontinued Operations

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2023 and 2022. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2023 and 2022.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $4,444 and $58,739 for the years ended September 30, 2023 and 2022, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2023 and 2022, potential dilutive securities of 83,125,488 and 58,941,155 shares issuable upon conversion of convertible notes payable, 8,120,000 and 6,020,000 shares issuable upon exercise of options, 15,387,050 and 1,500,000 shares issuable upon exercise of warrants, and 13,579,710 and 13,579,710 shares issuable upon conversion of Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $19,761,997 and as of September 30, 2023, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2023 and 2022, respectively:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$271,006	$-	$-

Liabilities
Notes payable	-	565,000	-
Convertible notes payable, net of discounts of $43,051	-	-	1,725,184

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$56,168	$-	$-

Liabilities
Notes payable	-	665,000	-
Convertible notes payable, net of discounts of $84,767	-	-	1,683,467

The fair value of our intellectual properties is deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2023 or 2022.

Note 4 – Related Party Transactions

During the year ended September 30, 2023 the Company incurred compensation expense of $60,000 for services provided by its CFO and paid its CFO $111,437 for accrued compensation related to services provided in prior periods. As of September 30, 2023, no amounts were owed to the CFO for services provided.

During the year ended September 30, 2023 the Company incurred fees of $34,000 for services provided by its directors and paid its directors $30,000 for services provided, and its directors waived the payment of $138,000 that had been accrued for services provided. As of September 30, 2023, the Company has accrued a total of $10,000 in fees for services provided by its directors.

As of September 30, 2023, the Company has accrued a total of $2,390 in reimbursable expenses owed to the officers and directors.

During the year ended September 30, 2023, the Company granted 3,400,000 and 1,400,000 shares of its common stock to the officers and directors as compensation for services performed with a fair value of $24,820 and $9,860, respectively.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of June 30, 2023 the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. As of the date of this filing, the Company has not yet received any of the required payments.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2023 and 2022:

	As of
	September 30,	September 30,
	2023	2022
Lab equipment	$-	$55,000
Less: accumulated depreciation	-	-
Total	$-	$55,000

During the year ended September 30, 2023, the Company recorded impairment expense in the amount of $55,000 related to equipment acquired with the anticipation of the C3 Labs acquisition, which is included in other expenses on the statement of operations. Upon the Company’s decision to terminate the acquisition, the C3 Equipment was deemed to be impaired.

Note 7 –Notes Payable

Notes payable consists of the following at September 30, 2023 and 2022, respectively:

	September 30, 2023	September 30, 2022

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original Canna Lab Note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the Canna Lab Note is in technical default, however, no default notice has been provided by Canna Lab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand.	$665,000	$665,000

Total notes payable	665,000	665,000
Less: current maturities	(665,000)	(665,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $79,800 and $45,444 during the years ended September 30, 2023 and 2022.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	$80,428	$141,348

Note 8 – Convertible Notes Payable

Related party convertible notes payable consist of the following at September 30, 2023 and September 30, 2022, respectively:

	September 30,	September 30,
	2023	2022

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party.	$350,000	$350,000

Total related party convertible notes payable	350,000	350,000
Less: unamortized debt discounts	(10,748)	(39,728)
	339,252	310,272
Less: current maturities	(339,252)	-
Related party convertible notes payable	$-	$310,272

Convertible notes payable consist of the following at September 30, 2023 and 2022, respectively:

	September 30,	September 30,
	2023	2022

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968.	150,000	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166 which was recorded as a debt discount.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount.	350,000	350,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102 which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,418,234	1,418,234
Less: unamortized debt discounts	(32,302)	(45,039)
	1,385,932	1,373,195
Less: current maturities	(1,385,932)	(1,198,469)
Convertible notes payable	$-	$174,726

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

The aforementioned accounting treatment resulted in a total debt discount equal to $93,938 during the year ended September 30, 2023. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $135,655 and $85,166, during the years ended September 30, 2023 and 2022, respectively. Unamortized discount as of September 30, 2023 is $43,050.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares except the note to the related party.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $148,812 and $113,976 for the years ended September 30, 2023 and 2022, respectively.

The Company recognized interest expense for the years ended September 30, 2023 and 2022, respectively, as follows:

	September 30, 2023	September 30, 2022

Interest on notes payable	$79,800	$45,444
Amortization of beneficial conversion features	135,655	85,166
Interest on convertible notes	148,812	113,976
Total interest expense	$364,267	$244,586

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

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at September 30, 2023 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series A Preferred plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above. The holders of the Series A Preferred generally will vote together with the holders of the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred is required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Pursuant to the Securities Purchase Agreements, holders of Series A Preferred are entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion.

During the year ended September 30, 2022, the Company offered to the Series A Preferred shareholders the ability to convert their Series A Preferred shares into Series B Preferred shares for an additional investment of 20% of their initial Series A investment. One Series A shareholder invested additional cash proceeds of $55,600 for 55,600 Series B Preferred shares and converted 278,000 of its Series A Preferred into Series B Preferred. As a result of the transaction, it was determined under ASC 470-20-40 that the Company had issued a deemed dividend from the induced conversion of the Series A Preferred into Series B Preferred in the amount of $192,154. For a description of the Series B Preferred, see Note 10.

Series C Preferred

The Series C Preferred stock was designated on July 20, 2022. The principal feature of the Series C Preferred is that it provides the holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred. The shares of Series C Preferred are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock.

On July 25, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Todd Denkin, the Company’s President, pursuant to which Mr. Denkin purchased 1,000 shares of the Series C Preferred for a purchase price of $0.10 per share. The Company determined that the shares had value in excess of the stated value in the amount of $360,200, which the Company recorded as compensation expense to the officer.

On March 2, 2023, the Company entered into a Preferred Stock Repurchase Agreement with Todd Denkin, the Company’s president, pursuant to which Mr. Denkin surrendered his Series C Preferred back to the Company for the purchase price of $100.

Common Stock

The common stock has a par value of $0.001, and 250,000,000 shares are authorized, of which 87,096,820 shares were issued and outstanding as of September 30, 2023.

Common Stock Transactions for the Year Ended September 30, 2023

During the year ended September 30, 2023, the Company issued 7,150,000 shares of its common stock in settlement of the common stock payable in the amount of $71,745.

During the year ended September 30, 2023, the Company granted 3,400,000 and 1,400,000 shares of its common stock to its officers and directors as compensation for services performed with a fair value of $24,820 and $9,860, respectively.

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

In connection with the Convertible Note extensions as described in Note 8, the Company was to issue 7,150,000 shares of common stock to the lenders as additional incentive. As of September 30, 2022, these shares have not yet been issued and as such are recorded as a stock payable with a fair value of $71,745 based on the closing price of the Company’s common stock on the dates of grant.

Amortization of Stock-Based Compensation

A total of $143,500 of stock-based compensation expense was recognized during the year ended September 30, 2022 as a result of the issuance of 3,666,667 shares of common stock, as amortized over the requisite service period.

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at September 30, 2023 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series B Preferred include the following:

●	The shares of Series B Preferred are not entitled to dividends, provided that if dividends are paid on the shares of common stock of the Company, the Series B Preferred will be entitled to dividends based on the number shares of common stock which the Series B Preferred may then be converted.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, or upon a change in control whereby a stockholder gains control of 50% or more of the outstanding shares of common stock, the shares of Series B Preferred are entitled to receive, prior to any distribution to the holders of common stock and the Series A Preferred, 100% of the purchase price per share of Series B Preferred plus all accrued but unpaid dividends.

●	Each share of Series B Preferred carries a number of votes equal to the number of shares of common stock into which such Series B Preferred may then be converted.

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

Common Stock Option Issuances

During the year ended September 30, 2023, the Company issued to certain employees, options to purchase 2,100,000 shares of its common stock in exchange for services rendered to the Company with a total fair value of $10,446. The Company estimated the fair value using the Black-Scholes Option Pricing Model, based on a volatility rate of 184% and call option values of $0.00497 and exercise prices of $0.0056. The options have a term of 5.75 years and vest nine months after the grant date.

During the year ended September 30, 2022, the Company issued to an unrelated third party, options to purchase 1,000,000 shares of its common stock in exchange for services rendered to the Company with a total fair value $20,994. The Company estimated the fair value using the Black-Scholes Option Pricing Model, based on a volatility rate of 143% and call option values of $0.021 and exercise prices of $0.024, and vesting immediately.

Amortization of Stock-Based Compensation

A total of $24,474 and $62,533 of stock-based compensation expense was recognized during the years ended September 30, 2023 and 2022, respectively, as a result of the vesting of common stock options issued. As of September 30, 2023, a total of $1,153 of unamortized expense remains to amortized over the vesting period.

The following is a summary of information about the stock options outstanding at September 30, 2023.

Shares Underlying				Shares Underlying
Options Outstanding				Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0056 – $0.13	8,120,000	5.03 years	$0.052	6,020,000	$0.069

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2023	2022

Average risk-free interest rates	3.88%	1.21%
Average expected life (in years)	2.9	5.00
Volatility	184.34%	143%

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2023 and September 30, 2022, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2023 was approximately $0.005 per option.

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	5,620,000	$0.08
Options issued	1,000,000	0.02
Options repurchased/expired	(600,000)	(0.11)

Balance, September 30, 2022	6,020,000	$0.069
Options issued	2,100,000	0.006
Options forfeited	-	-

Balance, September 30, 2023	8,120,000	$0.052

Exercisable, September 30, 2023	6,020,000	$0.069

As of September 30, 2023, these options in the aggregate had $19,320 of intrinsic value as the per share market price of $0.015 of the Company’s common stock as of such date was greater than the weighted-average exercise price of some of these options.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of September 30, 2023.

During the year ended September 30, 2023, warrants to purchase an aggregate total of 13,887,050 shares of common stock at a weighted average exercise price of $0.007 were issued in connection with the debt extensions as described in Note 8.

During the year ended September 30, 2022, warrants to purchase an aggregate total of 1,035,001 shares of common stock at a weighted average exercise price of $0.26 per share expired.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2023 (including those issued to both investors and service providers).

Shares Underlying				Shares Underlying
Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074-0.10	15,387,050	8.76 years	$0.016	15,387,050	$0.016

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2021	2,535,001	$0.17
Warrants granted	-	-
Warrants expired	(1,035,001)	(0.26)

Balance, September 30, 2022	1,500,000	$0.10
Warrants granted	13,887,050	.007
Warrants expired	-	-

Balance, September 30, 2023	15,387,050	$0.016

Exercisable, September 30, 2023	15,387,050	$0.016

As of September 30, 2023, these warrants in the aggregate had $102,764 of intrinsic value as the per share market price of $0.015 of the Company’s common stock as of such date was greater than the exercise price of some of these warrants.

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

Note 14 – Discontinued Operations

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

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer has been engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement is subject to the approval of the CCB, which was obtained on October 17, 2023. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath (but not less than $15,000) in each month, Buyer will be entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month will be payable 45% to the Buyer and 55% to the Company.

The balance sheets of Digipath Labs are summarized below:

	September 30, 2023	September 30, 2022
Current assets:
Accounts receivable, net	$447,410	$335,085
Deposits	18,675	25,141
Other current assets	20,137	32,971
Total current assets	486,222	393,197

Right-of-use asset	274,985	316,961
Fixed assets, net	368,681	405,823
Total long term assets	643,666	722,784
Total Assets	$1,129,888	$1,115,981

Current liabilities:
Accounts payable	$158,869	$283,098
Accrued expenses	61,512	32,571
Current portion of operating lease liabilities	83,757	100,685
Current maturities of notes payable	64,517	60,920
Total current liabilities	368,655	477,274

Operating lease liabilities	143,245	229,825
Notes payable	15,911	80,428
Total long term liabilities	159,156	310,253
Total Liabilities	$527,811	$787,527

The statements of operations of Digipath Labs combined are summarized below:

	For the Years Ended
	September 30,
	2023	2022

Revenues	$3,330,704	$2,699,920
Cost of sales	1,736,401	1,633,972
Gross profit	1,594,303	1,065,948

Operating expenses:
General and administrative	883,781	927,671
Professional fees	98,352	2,157
Total operating expenses	982,133	929,828

Operating income(loss)	612,170	136,120

Other income (expense):
Other income	322,798	-
Interest expense	(6,539)	(15,687)
Total other income (expense)	316,259	(15,687)

Net income (loss)	$928,429	$120,433

Note 15 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended September 30, 2023 and 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2023, the Company had approximately $14,096,000 of Federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The effective income tax rate for the years ended September 30, 2023 and 2022 consisted of the following:

	September 30,
	2023	2022
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	-	-

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$2,960,100	$3,130,800

Net deferred tax assets before valuation allowance	$2,960,100	$3,130,800
Less: Valuation allowance	(2,960,100)	(3,130,800)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2023 and 2022, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

On October 17, 2023, the CCB approved the Management Services Agreement, dated as of April 30, 2023, pursuant to which the Buyer was engaged to manage the operations of the Company’s cannabis testing laboratory, in connection with the Purchase Agreement. See Note 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 2, 2023, we retained Fruci & Associates II, PLLC (“Fruci”) to perform our audit work for the year ended September 30, 2023. There were no disagreements with accountants.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of the Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Todd Denkin	61	President
A. Stone Douglass	76	Chairman, Director, Secretary and CFO
Dennis Hartmann	68	Director

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

A. Stone Douglass was appointed a director of the Company on July 1, 2021, as our Chief Financial Officer on August 16, 2021, and as Chairman of the Board of Directors on October 21, 2021. Mr. Douglass has been: the Chief Executive Officer of GeoSolar Technologies, Inc., a company planning to install natural energy systems, since December 2020; the Chief Financial Officer of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013; the Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016; the Chief Financial Officer of P5 Systems, Inc., a San Diego based technology platform known as the Craig’s List of cannabis, servicing the legal cannabis value chain, since March 2018; and the principal owner of Ducks Nest Investments Inc, a private investment company, since September 1990. We believe that Mr. Douglass’s financial and business experience qualify him to serve as one of our directors.

Dennis Hartmann was appointed to our Board of Directors on September 25, 2019 and as Interim President on August 14, 2020. Mr. Hartmann resigned as Interim President on July 1, 2021. Mr. Hartmann had been an attorney engaged in private practice in the State of California for over 35 years. Mr. Hartmann holds a B.S. from the University of Alabama and a J.D. from the University of Texas School of Law. We believe that Mr. Hartmann’s legal experience qualifies him to serve as one of our directors.

Family Relationships

None.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this Annual Report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of September 30, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2023 were filed timely.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2023 and September 30, 2022 to persons serving as our Chief Executive Officer and Chief Financial Officer during our year ended September 30, 2023 (our “Named Executive Officers”), who were our only executive officers during 2023, as none of our other officers earned total compensation in excess of $100,000 during our last completed fiscal year.

	Fiscal		Stock		Option	All Other
Name and Financial Position	Year	Salary	Awards		Awards	Compensation	Total

Todd Denkin(1)	2023	$165,500	$10,220	(2)	$-	$-	$175,720
President	2022	$150,000	$-		$-	$-	$150,000

A. Stone Douglass(3)	2023	$60,000	$14,600	(4)	-	-	$74,600
Chief Financial Officer	2022	$50,000	$52,500	(5)	-	-	$102,500

(1)	Mr. Denkin was appointed President on July 1, 2021.

(2)	Amount relates to 1,400,000 shares of Common Stock issued to Mr. Denkin on January 18, 2023 for services performed in connection with work related to the sale of Digipath Labs, Inc.

(3)	Mr. Douglass was appointed Chief Financial Officer on August 16, 2021.

(4)	Amount relates to 2,000,000 shares of Common Stock issued to Mr. Douglass on January 18, 2023 for services performed in connection with work related to the sale of Digipath Labs, Inc.

(5)	Amount relates to 1,500,000 shares of Common Stock issued to Mr. Douglass on August 16, 2021 upon his appointment as Chief Financial Officer.

Employment Agreements

We are not party to an employment agreement with Todd Denkin.

We have a consulting agreement in place with A. Stone Douglass, in which we have agreed to pay Mr. Douglass $5,000 per month.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2023.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Todd Denkin, President	-	-	$-	N/A

A. Stone Douglass	1,000,000	-	$0.06	June 2, 2031

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2023.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2023.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dennis Hartmann(1)	$19,000	$3,650	$	$-	$-	$-	$22,650

(1)	We have agreed to compensate Mr. Hartmann a total of $5,000 in cash per quarter for his service as a director beginning in the quarter ended June 30, 2023.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 16, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Digipath, Inc., 6450 Cameron Street, Suite 113, Las Vegas, Nevada 89118:

			Series A and B
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann Director(3)	1,075,000	1.2%	-	-
Todd Denkin, President	2,958,824	3.4%	-	-
A. Stone Douglass, Chairman and CFO(4)	4,500,000	3.2%
Directors and Officers as a Group (3 persons)	8,533,824	9.7%	-	-

Greater than 5% shareholders:
Bruce Raben (5)	4,790,000	5.4%	-	-
Anthony Podell	6,216,667	7.1%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A or Series B Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 87,096,820 shares of Common Stock outstanding as of January 16, 2024. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of January 16, 2024, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 250,000 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 1,000,000 shares of common stock exercisable at $0.06 per share,

(5)	Includes options to purchase 1,500,000 shares of common stock exercisable at $0.06 per share,

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors currently consists of Dennis Hartmann and A. Stone Douglass; Bruce Raben resigned as a director on May 2, 2023. Our Board of Directors has determined that Mr. Hartmann, one of our two directors, is “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended September 30, 2022 and 2021. We retained Fruci & Associates II, PLLC (“Fruci”) to perform our audit work for the year ended September 30, 2023 on October 2, 2023. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by our auditors. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

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

	Years Ended September 30,
	2023	2022
Audit fees - M&K :(1)	$53,835	$41,200
Audit fees - Fruci :(1)	12,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$66,335	$41,200

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designation of the Series B Preferred Stock of Digipath, Inc., filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of Digipath, Inc., filed with the Secretary of State of the State of Nevada on July 20, 2022. (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on July 26, 2022)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.7*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)

10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.5	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
10.6	Security Agreement, between Digipath, Inc. Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
10.7	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.8	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
10.9	Security Agreement, between Digipath, Inc., Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
10.10	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.11	Paycheck Protection Program Loan Note between Digipath, Inc. and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 14, 2020)
10.12	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.13	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on October 7, 2020)
10.14	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.15	Amended and Restated 8% Secured Convertible Promissory Note, between Digipath, Inc. Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. October 7, 2020)
10.16	Separation and Release Agreement between Digipath, Inc. and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on July 6, 2020)
10.17	12% Secured Promissory Note dated September 10, 2021 issued by Digipath, Inc. to US Canna Lab I, LLC (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2021)
10.18	Consulting, Confidentiality and Proprietary Rights Agreement between Digipath, Inc. and Duck’s Nest Investments, Inc., wholly-owned by A. Stone Douglass, dated September 1, 2021. (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by Digipath, Inc. on December 29, 2021)
10.19	Asset Purchase Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
10.20	Management Services Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023(incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President

Dated:	January 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	President	January 16, 2024
Todd Denkin	(Principal Executive Officer)

/s/ A. Stone Douglass	Chief Financial Officer, Secretary Director and Chairman	January 16, 2024
A. Stone Douglass	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis Hartmann	Director	January 16, 2024
Dennis Hartmann

