Form 10-K/A
period 2023-09-30
Digipath, Inc.
filed 2024-01-19
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

Digipath, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend its Annual Report for the year ended September 30, 2023, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 16, 2024 (the “Original Report”), to correct the audit opinion of the predecessor auditor. Consequently, the previously filed consolidated financial statements for the year ended September 30, 2022, should no longer be relied upon.

Background

On January 16, 2024, the Company’s predecessor auditor notified the Company that certain language and statements included in its audit opinion of the financial statements for the year ended September 30, 2022 were incorrect and needed to be revised.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

●	Part II - Item 8. Financial Statements and Supplementary Data

In addition, in accordance with SEC rules, Part IV, Item 15 of the Original Report has been amended to include the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Amended Report as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I

Forward Looking Statements

This Form 10-K/A contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K/A.

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

Spokane, Washington

January 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digipath, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Digipath, Inc. (“the Company”) as of September 30, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flow for the year ended September 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the result of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Black Scholes Calculations

As discussed in Note 11 of the consolidated financial statements, the Company utilizes Black Scholes calculations to determine fair value of the Company’s stock compensation.

Auditing management’s calculations of fair value of stock options involves significant judgements and estimates to determine the proper value.  Volatility and term are the major assumptions used by management in determining the value of the stock options.

To evaluate the appropriateness of fair value calculation, we evaluated management’s significant judgements and estimates in what inputs were utilized within the Black Scholes calculations.

/s/ M&K CPAS, PLLC

We served as the Company’s auditor from 2017 to 2023.

The Woodlands, Texas

January 17, 2023, except for Note 1 (Discontinued Operations), 3, 6, 7, 8 and 14, as to which the date is January 16, 2024

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

ITEM 16. FORM 10-K/A SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGIPATH, INC.
(Registrant)

By:	/s/ Todd Denkin
Todd Denkin
President

Dated:	January 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd Denkin	President	January 18, 2024
Todd Denkin	(Principal Executive Officer)

/s/ A. Stone Douglass	Chief Financial Officer, Secretary Director and Chairman	January 18, 2024
A. Stone Douglass	(Principal Financial Officer and Principal Accounting Officer)

/s/ Dennis Hartmann	Director	January 18, 2024
Dennis Hartmann

