Form 10-Q
period 2023-12-31
Digipath, Inc.
filed 2024-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2023

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

The number of shares of registrant’s common stock outstanding as of February 14, 2024 was 87,096,820.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets

Current assets:
Cash	$308,252	$271,006
Note receivable, net of allowance of $625,000	-	-
Other current assets	8,090	8,570
Assets held for sale - current	556,023	486,222
Total current assets	872,365	765,798

Assets held for sale – long term	648,498	643,666
Total non-current assets	648,498	643,666

Total Assets	$1,520,863	$1,409,464

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$92,220	$122,094
Accrued expenses	320,235	328,491
Accrued expenses – related party	17,760	12,390
Current maturities of notes payable	595,965	565,000
Current maturities of convertible notes payable, net of discounts	1,407,945	1,385,932
Current maturities of convertible notes payable related parties, net of discounts	346,577	339,252
Liabilities held for sale - current	308,532	368,655
Total current liabilities	3,089,234	3,121,814

Non-current liabilities:
Liabilities held for sale – long term	150,336	159,156
Total non-current liabilities	150,336	159,156

Total Liabilities	3,239,570	3,280,970

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of December 31, 2023 and September 30, 2023	333,600	333,600

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of December 31, 2023 and September 30, 2023	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 87,096,820 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	87,097	87,097
Additional paid-in capital	17,469,899	17,468,746
Accumulated deficit	(19,610,351)	(19,761,997)

Total Stockholders’ Deficit	(2,052,307)	(2,205,106)

Total Liabilities and Stockholders’ Deficit	$1,520,863	$1,409,464

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	14,743	39,524
Professional fees	55,821	67,812
Total operating expenses	70,564	107,336

Operating loss	(70,564)	(107,336)

Other income (expense):
Other Expense	-	(55,000)
Other income	13,896	-
Interest expense	(84,313)	(97,152)
Total other expense	(70,417)	(152,152)

Net loss from continuing operations	(140,981)	(259,488)
Net income from discontinued operations	292,627	19,158
Net income (loss)	$151,646	$(240,330)

Weighted average number of common shares outstanding – basic	87,096,820	82,219,103
Weighted average number of common shares outstanding – fully diluted	87,096,820	82,219,103

Net loss per share from continuing operations – basic	$(0.00)	$(0.00)
Net income per share from discontinued operations – basic	$0.00	$0.00
Net income (loss) per share – basic	$0.00	$(0.00)

Net loss per share from continuing operations – diluted	$(0.00)	$(0.00)
Net income per share from discontinued operations – diluted	$0.00	$0.00
Net income (loss) per share – diluted	$0.00	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$-	$17,468,746	$(19,761,997)	$(2,205,106)

Stock-based compensation	-	-	-	-	-	-	-	-	-	1,153	-	1,153

Net income	-	-	-	-	-	-	-	-	-	-	151,646	151,646

Balance, December 31, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	-	$17,469,899	$(19,610,351)	$(2,052,307)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Warrants issued as debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(240,330)	(240,330)

Balance, December 31, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	82,296,820	$82,297	-	$17,284,797	$(20,249,101)	$(2,880,958)

See accompanying notes to unaudited consolidated financial statements.

DIGIPATH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss from continuing operations	$(140,981)	$(259,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,153	8,306
Amortization of debt discounts	29,338	48,916
Impairment of fixed assets	-	55,000
Decrease (increase) in assets:
Other current assets	480	4,904
Increase (decrease) in liabilities:
Accounts payable	(24,082)	33,087
Accrued expenses	17,286	(34,508)
Accrued expenses – related parties	5,000	12,000
Net cash used in operating activities from continuing operations	(111,806)	(131,784)
Net cash provided by operating activities from discontinued operations	176,503	149,017
Net cash provided by operating activities	64,697	17,233

Cash flows from investing activities
Proceeds from sale of collateralized assets	-	100,000
Net cash provided by (used in) investing activities from continuing operations	-	100,000
Net cash used in investing activities from discontinued operations	(11,667)	(2,666)
Net cash provided by (used in) investing activities	(11,667)	97,334

Cash flows from financing activities
Net cash used in financing activities from continuing operations	-	-
Net cash used in financing activities from discontinued operations	(15,784)	(14,904)
Net cash used in financing activities	(15,784)	(14,904)

Net increase (decrease) in cash	37,246	99,664
Cash – beginning	271,006	56,168
Cash – ending	$308,252	$155,832

Supplemental disclosures:
Interest paid	$40,018	$26,166
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for settlement of stock payable	$-	$71,745
Warrants issued for debt financing	$-	$93,938
Receipt of assets on deposit	$-	$6,076
Accounts payable and accrued interest added to note principal balance	$30,965	$-

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

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2023:

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

For the three months ended December 31, 2023 and 2022, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations

Discontinued Operations

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of December 31, 2023 and September 30, 2023. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended December 31, 2023 and 2022. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended December 31, 2023 and 2022.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 31, 2023 and 2022, potential dilutive securities of 83,125,488 shares issuable upon conversion of convertible notes payable, 8,120,000 and 6,020,000, respectively, shares issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of our Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of December 31, 2023, the Company had negative working capital of $2,216,869, and accumulated recurring losses of $19,610,351, and $308,252 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2023 and September 30, 2023, respectively:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$308,252	$-	$-

Liabilities
Notes payable	-	595,965	-
Convertible notes payable, net of discounts of $13,713	-	-	1,754,522

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$271,006	$-	$-

Liabilities
Notes payable	-	565,000	-
Convertible notes payable, net of discounts of $43,051	-	-	1,725,184

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2023.

Note 4 – Related Party Transactions

During the three months ended December 31, 2023 the Company incurred compensation expense of $15,000 for services provided by its CFO. As of December 31, 2023, no amounts were owed to the CFO for services provided.

During the three months ended December 31, 2023 the Company accrued fees of $5,000 for services provided by its directors. As of December 31, 2023, the Company has accrued a total of $15,000 in fees for services provided by its directors.

As of December 31, 2023, the Company has accrued a total of $2,760 in reimbursable expenses owed to the officers and directors.

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

On various dates between August 23, 2021 and September 30, 2022, we loaned C3 Labs, Inc. (“C3 Labs”) a total of $1,056,570. The loans bore interest at an annual rate of 8%. These loans were evidenced by secured demand notes, and were secured by a lien on the borrower’s assets and had a maturity date of August 23, 2022. The Company had recorded total accrued interest of $64,017 as of September 30, 2022. As of September 30, 2022, the Company recorded a full allowance against the loans and related accrued interest.

The loans were made in connection with a potential acquisition of a controlling interest in C3 Labs pursuant to a letter of intent. On March 11, 2022, the Company notified the current owners of C3 Labs of its termination of the letter of intent and took possession of the equipment of C3 Labs (“C3 Equipment”).

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023 the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025 with the final payment of $216,780 due on December 31, 2025.

The Company recorded a full allowance against the Invictus Note, as of the transaction date, as collectability was not reasonably assured at of the transaction date.

Note 6 –Notes Payable

Notes payable consists of the following at December 31, 2023 and September 30, 2023, respectively:

	December 31, 2023	September 30, 2023

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the years ended September 30, 2023 and 2022, the Company repaid $100,000 and $125,000, respectively of the principal balance on the Canna Lab Note. However, as a result of the Company not meeting the monthly payment obligations, the Canna Lab Note is in technical default, however, no default notice has been provided by Canna Lab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand. During the three months ended December 31, 2023, $35,965 of accrued interest and outstanding payables were transferred to the principal balance of the Canna Lab Note	$595,965	$565,000

Total notes payable	595,965	565,000
Less: current maturities	(595,965)	(565,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $18,026 and $12,000 during the three months ended December 31, 2023 and 2022.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	79,548	80,428

Note 7 – Convertible Notes Payable

Related party convertible notes payable consist of the following at December 31, 2023 and September 30, 2023, respectively:

	December 31,	September 30,
	2023	2023

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matured on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension , the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party.	$350,000	$350,000

Total related party convertible notes payable	350,000	350,000
Less: unamortized debt discounts	(3,423)	(10,748)
	346,577	339,252
Less: current maturities	(346,577)	(339,252)
Related party convertible notes payable	$-	$-

Convertible notes payable consist of the following at December 31, 2023 and September 30, 2023, respectively:

	December 31,	September 30,
	2023	2023

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968.	150,000	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 , the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671, which was recorded as a debt discount.	350,000	350,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc.	150,000	150,000

Total convertible notes payable	1,418,234	1,418,234
Less: unamortized debt discounts	(10,289)	(32,302)
	1,407,945	1,385,932
Less: current maturities	(1,407,945)	(1,385,932)
Convertible notes payable	$-	$-

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

The aforementioned accounting treatment resulted in a total debt discount equal to $93,938 during the year ended September 30, 2023. The discount is amortized on a straight-line basis from the dates of issuance until the earlier of the stated redemption date of the debt, as noted above, or the actual settlement date. The Company recorded debt amortization expense attributed to the aforementioned debt discount in the amounts of $29,338 and $48,916, during the three months ended December 31, 2023 and 2022, respectively. Unamortized discount as of December 31, 2023 is $13,712.

All of the convertible notes (except the related party convertible note) limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $37,527 and $36,236 for the three months ended December 31, 2023 and 2022, respectively.

The Company recognized interest expense for the three months ended December 31, 2023 and 2022, respectively, as follows:

	December 31,	December 31,
	2023	2022

Interest on notes payable	18,026	12,000
Amortization of beneficial conversion features	29,338	48,916
Interest on convertible notes	36,949	36,236
Total interest expense	$84,313	$97,152

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2023, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and no shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine the number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at December 31, 2023 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by the Board as to the shares of the common stock of the Company into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series A Preferred plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred , voting separately as a class, is required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Pursuant to various Securities Purchase Agreements, holders of Series A Preferred are entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion.

Series C

The shares of Series C Preferred were designated on July 20, 2022 and each share has a Stated Value of $1. The principal feature of the Series C Preferred Stock is that it provides each holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred Stock. The shares of Series C Preferred Stock are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock. As of December 31, 2023, there we no shares of Series C Preferred outstanding .

Additional terms of the Series C Preferred include the following:

●	The shares of Series C Preferred are not entitled to dividends.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, or upon a change in control whereby a stockholder gains control of 50% or more of the outstanding shares of common stock, the shares of Series C Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the stated value per share of Series C Preferred.

●	The shares of Series C Preferred have no conversion rights.

Common Stock

The Company has 250,000,000 shares of common stock, par value $0.001 per share, authorized of which 87,096,820 shares were issued and outstanding as of December 31, 2023.

Note 9 – Mezzanine Equity

Series B

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at December 31, 2023 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series B Preferred include the following:

●	The shares of Series B Preferred are not entitled to dividends, provided that if dividends are paid on the shares of common stock of the Company, the Series B Preferred will be entitled to dividends based on the number of shares of common stock into which the Series B Preferred may then be converted.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, or upon a change in control whereby a stockholder gains control of 50% or more of the outstanding shares of common stock, the shares of Series B Preferred are entitled to receive, prior to any distribution to the holders of common stock and Series A Preferred, 100% of the purchase price per share of Series B Preferred plus all accrued but unpaid dividends.

●	Each share of Series B Preferred carries a number of votes equal to the number of shares of common stock into which such shares of Series B Preferred may then be converted.

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

Amortization of Stock-Based Compensation

A total of $1,153 and $8,306 of stock-based compensation expense was recognized during the three months ended December 31, 2023 and 2022, respectively, as a result of the vesting of common stock options issued in prior periods. As of December 31, 2023 no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at December 31, 2023.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0056– $0.13	8,120,000	4.78 years	$0.052	8,120,000	$0.052

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2023	8,120,000	$0.052
Options issued	-	-
Options forfeited	-	-

Balance, December 31, 2023	8,120,000	$0.052

Exercisable, December 31, 2023	8,120,000	$0.052

As of December 31, 2023, these options in the aggregate had $88,740 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.04 of the Company’s common stock as of such date.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of December 31, 2023.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2023 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074 -0.10	15,387,050	8.21 years	$0.016	15,387,050	$0.016

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2023	15,387,050	$0.016
Warrants granted	-	-
Warrants expired	-	-

Balance, December 31, 2023	15,387,050	$0.016

Exercisable, December 31, 2023	15,387,050	$0.016

As of December 31, 2023, these warrants in the aggregate had $630,198 of intrinsic value as the per share market price of $0.04 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

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

The Purchase Agreement includes a number of representations, warrantees, covenants and conditions to closing customary for this type of transaction. In addition, the closing of the transaction is subject to the approval of the Nevada Cannabis Compliance Board (the “CCB”). Subsequent to December 31, 2023, the Company received approval from the CCB. See Note 14.

Pursuant to the Purchase Agreement, the Buyer deposited $230,000 into an escrow account upon the execution of the Purchase Agreement, and such amount will continue to be held in escrow for a 12-month period following closing to satisfy any indemnification claims Buyer may have against Digipath Labs.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer was engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement was subject to the approval of the CCB, which was obtained on October 17, 2023. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath (but not less than $15,000) in each month, Buyer was entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month was payable 45% to the Buyer and 55% to the Company.

The balance sheets of Digipath Labs are summarized below:

	December 31, 2023	September 30, 2023
Current assets:
Accounts receivable, net	$509,535	$447,410
Deposits	18,675	18,675
Other current assets	27,813	20,137
Total current assets	556,023	486,222

Right-of-use asset	274,985	274,985
Fixed assets, net	373,513	368,681
Total long term assets	648,498	643,666
Total Assets	$1,204,521	$1,129,888

Current liabilities:
Accounts payable	$132,669	$158,869
Accrued expenses	60,358	61,512
Current portion of operating lease liabilities	66,772	83,757
Current maturities of notes payable	48,733	64,517
Total current liabilities	308,532	368,655

Operating lease liabilities	134,425	143,245
Notes payable	15,911	15,911
Total long term liabilities	150,336	159,156
Total Liabilities	$458,868	$527,811

The statements of operations of Digipath Labs combined are summarized below:

	For the Three Months Ended
	December 31,
	2023	2022

Revenues	$923,154	$726,755
Cost of sales	421,511	422,835
Gross profit	501,643	303,920

Operating expenses:
General and administrative	203,185	280,644
Professional fees	4,750	2,157
Total operating expenses	207,935	282,801

Operating income	293,708	21,119

Other income (expense):
Interest expense	(1,081)	(1,961)
Total other income (expense)	(1,081)	(1,961)

Net income	$292,627	$19,158

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

Note 14 – Subsequent Events

On January 3, 2024, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025 with the final payment of $216,780 due on December 31, 2025.

On January 18, 2024, the Company received approval from the CCB to transfer the assets pursuant to the Purchase Agreement. The Company expects the transaction to close by the end of February 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2023 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations for the Three Months Ended December 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Increase /
	2023	2022	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	14,743	39,524	(24,781)
Professional fees	55,821	67,812	(11,991)
Total operating expenses:	70,564	107,336	(36,772)

Operating loss	(70,564)	(107,336)	36,772

Total other income (expense)	(70,417)	(152,152)	81,735

Net loss from continuing operations	(140,981)	(259,488)	118,507
Net income from discontinued operations	292,627	19,158	273,469
Net income (loss)	$151,646	$(240,330)	$391,976

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2023 were $14,743, compared to $39,524 during the three months ended December 31, 2022, a decrease of $24,781, or 63%. The expenses consisted primarily of salaries and wages and included $1,153 and $6,171 of non-cash stock-based compensation, respectively. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended December 31, 2023 were $55,821, compared to $67,812 during the three months ended December 31, 2022, a decrease of $11,991, or 18%. Professional fees included non-cash, stock-based compensation of $0 and $2,135 during the three months ended December 31, 2023 and 2022, respectively. Professional fees decreased primarily due to decreased consulting and accounting fees.

Operating Loss

Our operating loss for the three months ended December 31, 2023 was $70,564, compared to an operating loss of $107,336 during the three months ended December 31, 2022, a decrease of $36,772, or 34%. Our operating loss decreased primarily due to our decreased general and administrative expenses.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2023 was $70,417, compared to other expense, on a net basis, of $152,152 during the three months ended December 31, 2022, a net decrease of $81,735. Other expense consisted of interest expense of $84,313 and an insurance claim received for the three months ended December 31, 2023.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2023 and 2022:

	2023	2022
Operating Activities	$64,697	$17,234
Investing Activities	(11,667)	97,334
Financing Activities	(15,784)	(14,904)
Net increase in Cash	$37,246	$99,664

Net Cash Provided by Operating Activities

During the three months ended December 31, 2023, net cash provided by operating activities was $64,697, compared to net cash provided by operating activities of $17,234 for the same period ended December 31, 2022, including cash provided by operating activities from discontinued operations of $176,503 for the three months ended December 31, 2023 compared to cash provided by operating activities from discontinued operations of $149,017 for the three months ended December 31, 2022. The increase in cash provided by operating activities was primarily attributable to our increase in cash provided by discontinued operations.

Net Cash Provided by (Used in) Investing Activities

During the three months ended December 31, 2023, net cash used in investing activities was $11,667, compared to $97,334 provided by investing activities for the same period ended December 31, 2022, including cash used in investing activities from discontinued operations of $11,667 for the three months ended December 31, 2023 compared to cash used in investing activities from discontinued operations of $2,666 for the three months ended December 31, 2022. The cash provided by investing activities in the previous period was a result of the sale of the collateralized assets from the note receivable.

Net Cash Used in Financing Activities

During the three months ended December 31, 2023, net cash used in financing activities was $15,784, compared to net cash used in financing activities of $14,904 for the same period ended December 31, 2022, including cash used in financing activities from discontinued operations of $15,784 for the three months ended December 31, 2023 compared to cash used in financing activities from discontinued operations of $14,904 for the three months ended December 31, 2022.

Ability to Continue as a Going Concern

As of December 31, 2023, our balance of cash on hand was $308,252, and we had negative working capital of $2,216,869 and an accumulated deficit of $19,610,351 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company is currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional financing may result in substantial dilution to existing stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designation of the Series B Preferred Stock of Digipath, Inc., filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of Digipath, Inc., filed with the Secretary of State of the State of Nevada on July 20, 2022. (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on July 26, 2022)

4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.7*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 9, 2012)
10.2	Digipath, Inc. Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on June 27, 2016)
10.4	Asset Purchase Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
10.5	Management Services Agreement between Digipath, Inc., Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023(incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 2, 2023)
10.6	Amended and Restated Secured Promissory Noted in the principal amount of $625,000, dated April 11, 2023, made by Invictus Wealth Group, LLC in favor of Digipath, Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 18, 2023
10.7*	Second Amended and Restated Secured Promissory Noted in the principal amount of $625,000, dated January 3, 2024, made by Invictus Wealth Group, LLC in favor of Digipath, Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2024

DIGIPATH, INC.

By:	/s/ Todd Denkin
Name:	Todd Denkin
Title:	Chief Executive Officer

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chief Financial Officer

