Form 10-Q
period 2024-06-30
Hypha Labs, Inc.
filed 2024-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2024 was 112,713,490.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets

Current assets:
Cash	$509,028	$271,006
Note receivable, net of allowance of $625,000	-	-
Other current assets	226,016	8,570
Assets held for sale - current	-	486,222
Total current assets	735,044	765,798

Fixed assets, net	17,321	-
Assets held for sale – long term	-	643,666
Total non-current assets	17,321	643,666

Total Assets	$752,365	$1,409,464

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$124,110	$122,094
Accrued expenses	186,914	328,491
Accrued expenses – related party	20,000	12,390
Current maturities of notes payable	-	565,000
Current maturities of convertible notes payable, net of discounts	1,078,235	1,385,932
Current maturities of convertible notes payable related parties, net of discounts	-	339,252
Liabilities held for sale - current	-	368,655
Total current liabilities	1,409,259	3,121,814

Non-current liabilities:
Liabilities held for sale – long term	-	159,156
Total non-current liabilities	-	159,156

Total Liabilities	1,409,259	3,280,970

Commitments and contingencies

Mezzanine equity
Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of June 30, 2024 and September 30, 2023	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of June 30, 2024 and September 30, 2023	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and September 30, 2023, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized; 112,713,490 and 87,096,820 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively	112,713	87,097
Additional paid-in capital	18,977,172	17,468,746
Accumulated deficit	(20,081,427)	(19,761,997)

Total Stockholders’ Deficit	(990,494)	(2,205,106)

Total Liabilities and Stockholders’ Deficit	$752,365	$1,409,464

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	486,209	8,815	683,456	94,013
Professional fees	127,364	86,435	574,728	262,072
Total operating expenses	613,573	95,250	1,258,184	356,085

Operating loss	(613,573)	(95,250)	(1,258,184)	(356,085)

Other income (expense):
Other Expense	-	-	-	(55,000)
Gain on sale of subsidiary assets	(94,441)	-	1,502,064	-
Recovery of previously written off receivables	-	40,000	-	175,000
Other income	-	-	13,896	-
Loss on debt extinguishment	-	-	(956,494)	-
Interest expense	(21,631)	(97,748)	(179,902)	(277,607)
Total other income (expense)	(116,072)	(57,748)	379,564	(157,607)

Net loss from continuing operations before income taxes	(729,645)	(152,998)	(878,620)	(513,692)
Provision for income taxes	22,748	-	(25,966)	-
Net loss from continuing operations	(706,897)	(152,998)	(904,586)	(513,692)
Net income from discontinued operations, net of taxes	-	446,531	585,156	499,397
Net income (loss)	$(706,897)	$293,533	$(319,430)	$(14,295)

Weighted average number of common shares outstanding – basic	107,730,705	84,055,062	95,605,702	82,856,710
Weighted average number of common shares outstanding – fully diluted	107,730,705	84,055,062	95,605,702	82,856,710

Net loss per share from continuing operations – basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations – basic	$0.00	$0.01	$0.01	$0.01
Net income (loss) per share – basic	$(0.01)	$(0.00)	$0.00	$(0.00)

Net loss per share from continuing operations – diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations – diluted	$0.00	$0.01	$0.01	$0.01
Net income (loss) per share – diluted	$(0.01)	$(0.00)	$0.00	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$-	$17,468,746	$(19,761,997)	$(2,205,106)

Stock-based compensation	-	-	-	-	-	-	-	-	-	1,153	-	1,153

Net income	-	-	-	-	-	-	-	-	-	-	151,646	151,646

Balance, December 31, 2023	333,600	333,600	1,047,942	1,048	-	-	87,096,820	87,097	-	17,469,899	(19,610,351)	(2,052,307)

Shares issued for conversion of notes payable	-	-	-	-	-	-	4,000,000	4,000	-	36,000	-	40,000

Stock-based compensation	-	-	-	-	-	-	14,183,335	14,183	-	334,148	-	348,331

Modification of conversion price in debt extinguishment	-	-	-	-	-	-	-	-	-	956,494	-	956,494

Net income	-	-	-	-	-	-	-	-	-	-	235,821	235,821

Balance, March 31, 2024	333,600	333,600	1,047,942	1,048	-	-	105,280,155	105,280	-	18,796,541	(19,374,530)	(471,661)

Stock-based compensation	-	-	-	-	-	-	7,433,335	7,433	-	180,631	-	188,064

Net loss	-	-	-	-	-	-	-	-	-	-	(706,897)	(706,897)

Balance, June 30, 2024	333,600	$333,600	1,047,942	$1,048	$-	$-	112,713,490	$112,713	$-	$18,977,172	$(20,081,427	$(990,494)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Warrants issued as debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	8,306	-	8,306

Net loss	-	-	-	-	-	-	-	-	-	-	(240,330)	(240,330)

Balance, December 31, 2022	333,600	333,600	1,047,942	1,048	1,000	1	82,296,820	82,297	-	17,284,797	(20,249,101)	(2,880,958)

Repurchased of preferred C stock	-	-	-	-	(1,000)	(1)	0	0	0	(99)	-	(100)

Common shares to be issued for compensation	-	-	-	-	-	-	-	-	32,120	-	-	32,120

Stock-based compensation	-	-	-	-	-	-	-	-	-	9,204	-	9,204

Net loss	-	-	-	-	-	-	-	-	-	-	(67,498)	(67,498)

Balance, March 31, 2023	333,600	333,600	1,047,942	1,048	-	-	82,296,820	82,297	32,120	17,293,902	(20,316,599)	(2,907,232)

Issuance of common shares to settle stock payable	-	-	-	-	-	-	4,400,000	4,400	(32,120)	27,720	-	-

Issuance of common shares for services	-	-	-	-	-	-	400,000	400	-	2,160	-	2,560

Forgiveness of accrued compensation by member of the Board of Directors	-	-	-	-	-	-	-	-	-	138,000	-	138,000

Stock-based compensation	-	-	-	-	-	-	-	-	-	3,482	-	3,482

Net loss	-	-	-	-	-	-	-	-	-	-	293,533	293,533

Balance, June 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$-	$17,465,264	$(20,023,066)	$(2,469,657)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss from continuing operations	$(904,586)	$(513,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	-
Recovery of previously written off receivables	-	(175,000)
Gain on sale of subsidiary net assets	(1,502,064)	-
Loss on debt extinguishment	956,494	-
Stock-based compensation	537,548	55,672
Amortization of debt discounts	43,050	106,636
Impairment of fixed assets	-	55,000
Decrease (increase) in assets:
Other current assets	(1,545)	2,729
Increase (decrease) in liabilities:
Accounts payable	7,441	(12,873)
Accrued expenses	(116,036)	56,534
Accrued expenses – related parties	7,610	(46,998)
Net cash used in operating activities from continuing operations	(971,942)	(471,992)
Net cash provided by operating activities from discontinued operations	373,913	520,843
Net cash provided by (used in) operating activities	(598,029)	48,851

Cash flows from investing activities
Cash received from sale of subsidiary net assets	2,126,934	-
Purchase of fixed assets	(17,467)	-
Proceeds from sale of collateralized assets	-	275,000
Net cash provided by investing activities from continuing operations	2,109,467	275,000
Net cash used in investing activities from discontinued operations	(11,667)	(8,973)
Net cash provided by investing activities	2,097,800	266,027

Cash flows from financing activities
Repayments of notes payable	(595,965)	-
Repayments of convertible notes payable	(650,000)	-
Repurchase of Preferred C stock	-	(100)
Net cash used in financing activities from continuing operations	(1,245,965)	(100)
Net cash used in financing activities from discontinued operations	(15,784)	(45,361)
Net cash used in financing activities	(1,261,749)	(45,461)

Net increase in cash	238,022	269,417
Cash – beginning	271,006	56,168
Cash – ending	$509,028	$325,585

Supplemental disclosures:
Interest paid	$266,533	$187,449
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for settlement of stock payable	$-	$71,745
Warrants issued for debt financing	$-	$93,938
Transfer of completed assets	$-	$6,076
	$-	$138,000
Accounts payable and accrued interest added to note principal balance	$30,965	$-
Common stock issued for conversion of note payable	$40,000	$-

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

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs, Inc. (“Digipath Labs”). As of that date we were no longer in business as a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training.

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

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. The interim Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2024:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Hypha Labs, Inc.(formerly Digipath, Inc.)(1)	Nevada	Parent
Hypha Products, Inc.	Nevada	Subsidiary
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc. (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Hypha Labs, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the information contained therein.

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

Our revenue was primarily generated through our subsidiary, Digipath Labs, which recognized revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services was recognized upon completion of the tests, at which time test results were delivered to the customer, provided collectability of the fee is reasonably assured. We typically require payment within thirty days of the delivery of results.

For the three and nine months ended June 30, 2024 and 2023, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations

Discontinued Operations

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of September 30, 2023. On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs, and as such we no longer have assets or liabilities that are reported separately in the Consolidated Balance Sheet as of June 30, 2024. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended June 30, 2024 and 2023. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended June 30, 2024 and 2023.

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

For the three and nine months ended June 30, 2024, potential dilutive securities of 104,490,131 shares of common stock issuable upon conversion of convertible notes payable, 8,120,000 shares of common stock issuable upon exercise of options, 15,387,050 shares of common stock issuable upon exercise of warrants, and 13,579,710 shares of common stock issuable upon conversion of our Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

For the three and nine months ended June 30, 2023, potential dilutive securities of 83,125,488 shares of common stock issuable upon conversion of convertible notes payable, 6,020,000 shares of common stock issuable upon exercise of options, 15,387,050 shares of common stock issuable upon exercise of warrants, and 13,579,710 shares of common stock issuable upon conversion of our Preferred A and Preferred B shares, respectively, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of June 30, 2024, the Company had negative working capital of $374,215, and accumulated recurring losses of $20,081,427, and $509,028 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2024 and September 30, 2023, respectively:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$509,028	$-	$-

Liabilities
Convertible notes payable, net of discounts of $0	-	-	1,078,235

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$271,006	$-	$-

Liabilities
Notes payable	-	565,000	-
Convertible notes payable, net of discounts of $43,051	-	-	1,725,184

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2024.

Note 4 – Related Party Transactions

During the nine months ended June 30, 2024, the Company incurred compensation expense of $95,000 for services provided by its CFO. As of June 30, 2024, no amounts were owed to the CFO for services provided.

During the nine months ended June 30, 2024, the Company accrued fees of $15,000 for services provided by its directors, and paid $20,000 of the previously accrued fees. As of June 30, 2024, the Company has accrued a total of $5,000 in fees for services provided by its directors.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell the C3 Equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. On January 3, 2024, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025 with the final payment of $216,780 due on December 31, 2025.

The Company recorded a full allowance against the Invictus Note, as of the transaction date, as collectability was not reasonably assured at of the transaction date.

Note 6 –Notes Payable

Notes payable consists of the following at June 30, 2024 and September 30, 2023, respectively:

	June 30, 2024	September 30, 2023

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original note. During the years ended September 30, 2023 and 2022, the Company repaid $100,000 and $125,000, respectively, of the principal balance on the Canna Lab Note. However, as a result of the Company not meeting the monthly payment obligations, the Canna Lab Note is in technical default, however, no default notice has been provided by Canna Lab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand. During the three months ended December 31, 2023, $35,965 of accrued interest and outstanding payables were transferred to the principal balance of the Canna Lab Note. On February 27, 2024, the Company repaid the note and related accrued interest in full.	$-	$565,000

Total notes payable	-	565,000
Less: current maturities	-	(565,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $36,614 and $59,686 during the nine months ended June 30, 2024 and 2023.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment. Pursuant to the asset purchase agreement with Buyer as discussed in Note 1, the equipment loan was transferred to the Buyer and is no longer the financial responsibility of the Company.	$-	$80,428

Note 7 – Convertible Notes Payable

Related party convertible notes payable consist of the following at June 30, 2024 and September 30, 2023, respectively:

	June 30, 2024	September 30, 2023

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matured on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party. On February 27, 2024, the Company repaid the note and related accrued interest in full.	$-	$350,000

Total related party convertible notes payable	-	350,000
Less: unamortized debt discounts	-	(10,748)
	-	339,252
Less: current maturities	-	(339,252)
Related party convertible notes payable	$-	$-

Convertible notes payable consists of the following at June 30, 2024 and September 30, 2023, respectively:

	June 30, 2024	September 30, 2023

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968. On February 27, 2024, the Company repaid the note and related accrued interest in full.	-	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671, which was recorded as a debt discount. On January 29, 2024 the holder converted $40,000 of this note into common shares. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539.	310,000	350,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 27, 2024, the Company repaid the note and related accrued interest in full.	-	150,000

Total convertible notes payable	1,078,235	1,418,234
Less: unamortized debt discounts	-	(32,302)
	1,078,235	1,385,932
Less: current maturities	(1,078,235)	(1,385,932)
Convertible notes payable	$-	$-

The Company recorded debt amortization expense attributed to the previously recorded debt discount in the amounts of $43,050 and $106,636, during the nine months ended June 30, 2024 and 2023, respectively. Unamortized discount as of June 30, 2024 is $0.

All of the convertible notes (except the related party convertible note) limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $100,238 and $111,285 for the nine months ended June 30, 2024 and 2023, respectively.

The Company recognized interest expense for the nine months ended June 30, 2024 and 2023, respectively, as follows:

	June 30, 2024	June 30, 2023

Interest on notes payable	$36,614	$59,686
Amortization of beneficial conversion features	43,050	106,636
Interest on convertible notes	100,238	111,285
Total interest expense	$179,902	$277,607

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2024, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding and no shares of Series C Preferred issued and outstanding. The Board of Directors is authorized to determine the number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock.

Series A

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at June 30, 2024 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Series C

The shares of Series C Preferred were designated on July 20, 2022 and each share has a stated value of $1. The principal feature of the Series C Preferred Stock is that it provides each holder thereof, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of the Company’s common stock on all matters presented to the holders of common stock, whether at a special or annual meeting, by written action in lieu of a meeting or otherwise, on the basis of 200,000 votes for each share of Series C Preferred Stock. The shares of Series C Preferred Stock are not convertible into common stock, are not entitled to dividends, are not subject to redemption, and have a stated value of $0.10 per share payable on any liquidation of the Company in preference to any payment payable to the holders of common stock. As of June 30, 2024, there we no shares of Series C Preferred outstanding.

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

Common Stock

The Company has 250,000,000 shares of common stock, par value $0.001 per share, authorized of which 112,713,490 shares were issued and outstanding as of June 30, 2024.

During the nine months ended June 30, 2024, the Company issued 4,000,000 shares of common stock for the conversion of $40,000 in principal of convertible note payables.

During the nine months ended June 30, 2024, the Company issued 21,616,670 shares of common stock, of which 6,000,000 were to the directors of the Company, for compensation. The shares were valued at the closing price on the date of issuance for aggregate value of $536,395, of which $112,200 was related to the shares issued to the directors.

Note 9 – Mezzanine Equity

Series B

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at June 30, 2024 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Amortization of Stock-Based Compensation

A total of $1,153 and $20,992 of stock-based compensation expense was recognized during the nine months ended June 30, 2024 and 2023, respectively, as a result of the vesting of common stock options issued in prior periods. As of June 30, 2024, no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at June 30, 2024.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0056– $0.13	8,120,000	4.28 years	$0.052	8,120,000	$0.052

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2023	8,120,000	$0.052
Options issued	-	-
Options forfeited	-	-

Balance, June 30, 2024	8,120,000	$0.052

Exercisable, June 30, 2024	8,120,000	$0.052

As of June 30, 2024, these options in the aggregate had $26,250 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.018 of the Company’s common stock as of such date.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of June 30, 2024.

The following is a summary of information about our warrants to purchase common stock outstanding at June 30, 2024 (including those issued to both investors and service providers).

Shares Underlying Warrants Outstanding				Shares Underlying Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0074 -0.10	15,387,050	8.01 years	$0.016	15,387,050	$0.016

The following is a summary of activity of outstanding common stock warrants:

	Number	Weighted Average
	of Shares	Exercise Price
Balance, September 30, 2023	15,387,050	$0.016
Warrants granted	-	-
Warrants expired	-	-

Balance, June 30, 2024	15,387,050	$0.016

Exercisable, June 30, 2024	15,387,050	$0.016

As of June 30, 2024, these warrants in the aggregate had $148,591 of intrinsic value as the per share market price of $0.018 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

Note 12 – Discontinued Operations

On April 20, 2023, the Company and Digipath Labs entered into the Purchase Agreement with Buyer, pursuant to which Digipath Labs agreed to sell substantially all of its assets to Buyer for the Purchase Price as described in Note 1 above. The Purchase Price was subject to adjustments at closing based on, among other things, the amount by which the working capital of Digipath Labs at the closing was greater or less than $150,000.

The Purchase Agreement included a number of representations, warrantees, covenants and conditions to closing customary for this type of transaction. In addition, the closing of the transaction was subject to the approval of the Nevada Cannabis Compliance Board (the “CCB”). On January 18, 2024, the Company received approval from the CCB to transfer the assets pursuant to the Purchase Agreement.

Pursuant to the Purchase Agreement, the Buyer deposited $230,000 into an escrow account upon the execution of the Purchase Agreement, and such amount will continue to be held in escrow for a 12-month period following closing to satisfy any indemnification claims Buyer may have against Digipath Labs.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer was engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement was subject to the approval of the CCB, which was obtained on October 17, 2023. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath Labs (but not less than $15,000) in each month, Buyer was entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month was payable 45% to the Buyer and 55% to the Company.

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs to Buyer. On June 24, 2024, the Company and the Buyer settled the final amount owed on the working capital adjustment for an additional payment of $42,835. As a result of the closing, the Company recognized a gain on the sale of the net assets in the amount of $1,502,064 which includes the excess value of the Purchase Price above the net assets as well as the working capital adjustment. As of June 30, 2024, the Company was still owed $215,900 which is comprised of a portion of the final working capital adjustment and the initial escrow deposit, which is recorded in other current assets in the accompany balance sheet.

The balance sheets of Digipath Labs are summarized below:

	June 30, 2024	September 30, 2023
Current assets:
Accounts receivable, net	$-	$447,410
Deposits	-	18,675
Other current assets	-	20,137
Total current assets	-	486,222

Right-of-use asset	-	274,985
Fixed assets, net	-	368,681
Total long term assets	-	643,666
Total Assets	$-	$1,129,888

Current liabilities:
Accounts payable	$-	$158,869
Accrued expenses	-	61,512
Current portion of operating lease liabilities	-	83,757
Current maturities of notes payable	-	64,517
Total current liabilities	-	368,655

Operating lease liabilities	-	143,245
Notes payable	-	15,911
Total long term liabilities	-	159,156
Total Liabilities	$-	$527,811

The statements of operations of Digipath Labs combined are summarized below:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30
	2024	2023	2024	2023

Revenues	$-	$785,224	$1,635,299	$2,272,689
Cost of sales	-	382,655	650,524	1,265,098
Gross profit	-	402,569	984,775	1,007,591

Operating expenses:
General and administrative	-	226,466	393,168	731,457
Professional fees	-	50,843	4,750	94,302
Total operating expenses	-	277,309	397,918	825,759

Operating income(loss)	-	125,260	586,857	181,832

Other income (expense):
Other income	-	322,798	-	322,798
Interest expense	-	(1,527)	(1,701)	(5,233)
Total other income (expense)	-	321,271	(1,701)	317,565

Net income (loss)	$-	$446,531	$585,156	$499,397

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

Note 14 – Subsequent Events

Management has evaluated events through August 14, 2024, the date these financial statements were available for issuance, and noted no subsequent events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited financial statements and the notes to the financial statements included elsewhere in this Report.

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

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs. As of that date we were no longer in business as a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training.

Effective March 12, 2024, the Company amended Article 1 of its Articles of Incorporation to change its name from Digipath, Inc. to Hypha Labs, Inc. Hypha Products, Inc. a wholly owned subsidiary of the Company, was formed on April 18, 2024.

Results of Operations for the Three Months Ended June 30, 2024 and 2023:

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $486,209, compared to $8,815 during the three months ended June 30, 2023, an increase of $477,394, or 5,416%. The expenses consisted primarily of salaries and wages and included $188,064 and $39,164 of non-cash stock-based compensation, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities from the sale of the net assets of Digipath Labs and increased stock based compensation.

Professional Fees

Professional fees for the three months ended June 30, 2024 were $127,364, compared to $86,435 during the three months ended June 30, 2023, an increase of $40,929, or 47%. Professional fees included non-cash, stock-based compensation of $0 and $2,160 during the three months ended June 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased consulting and accounting fees related to the sale of the net assets of Digipath Labs.

Operating Loss

Our operating loss for the three months ended June 30, 2024 was $613,573, compared to an operating loss of $95,250 during the three months ended June 30, 2023, an increase of $518,323, or 544%. Our operating loss increased primarily due to our increased general and administrative expenses.

Other Expense

Other expense, on a net basis, for the three months ended June 30, 2024 was $116,072, compared to other expense, on a net basis, of $57,948 during the three months ended June 30, 2023. Other expense consisted of interest expense of $21,631, and a reduction in the gain on the sale of the net assets of Digipath Labs of $94,441 for the three months ended June 30, 2024.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023:

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2024 were $683,456, compared to $94,013 during the nine months ended June 30, 2023, an increase of $589,443, or 627%. The expenses consisted primarily of salaries and wages and included $315,292 and $37,162 of non-cash stock-based compensation, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities from the sale of the net assets of Digipath Labs and increased stock-based compensation.

Professional Fees

Professional fees for the nine months ended June 30, 2024 were $574,728, compared to $262,072 during the nine months ended June 30, 2023, an increase of $312,656, or 119%. Professional fees included non-cash, stock-based compensation of $222,257 and $18,510 during the nine months ended June 30, 2024 and 2023, respectively. Professional fees increased primarily due to increased consulting and accounting fees related to the sale of the net assets of Digipath Labs and increased stock-based compensation.

Operating Loss

Our operating loss for the nine months ended June 30, 2024 was $1,258,184, compared to an operating loss of $356,085 during the nine months ended June 30, 2023, an increase of $902,099, or 253%. Our operating loss increased primarily due to our increased general and administrative expenses.

Other Income (Expense)

Other income, on a net basis, for the nine months ended June 30, 2024 was $379,564, compared to other expense, on a net basis, of $157,607 during the nine months ended June 30, 2023. Other income consisted of interest expense of $179,902, loss on extinguishment of debt of $956,494, the receipt of $13,896 from an insurance claim, and the gain on the sale of the net assets of Digipath Labs of $1,502,064 for the nine months ended June 30, 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June, 2024 and 2023:

	2024	2023
Operating Activities	$(598,029)	$48,851
Investing Activities	2,097,800	266,027
Financing Activities	(1,261,749)	(45,461)
Net increase in Cash	$238,022	$269,417

Net Cash Used in Operating Activities

During the nine months ended June 30, 2024, net cash used in operating activities was $598,029, compared to net cash provided by operating activities of $48,851 for the same period ended June 30, 2023, including cash provided by operating activities from discontinued operations of $373,913 for the nine months ended June 30, 2024 compared to cash provided by operating activities from discontinued operations of $520,843 for the nine months ended June 30, 2023. The increase in net cash used in operating activities was primarily attributable to the increase in net loss from increased general and administrative expenses.

Net Cash Provided by Investing Activities

During the nine months ended June 30, 2024, net cash provided by investing activities was $2,097,800, compared to $266,027 provided by investing activities for the same period ended June 30, 2023, including cash used in investing activities from discontinued operations of $11,667 for the nine months ended June 30, 2024 compared to cash used in investing activities from discontinued operations of $8,973 for the nine months ended June 30, 2023. The cash provided by investing activities in the current period was a result of the cash received from the sale of the net assets of Digipath Labs. The cash provided by investing activities in the previous period was a result of the sale of the collateralized assets from the note receivable.

Net Cash Used in Financing Activities

During the nine months ended June 30, 2024, net cash used in financing activities was $1,261,749, compared to net cash used in financing activities of $45,461 for the same period ended June 30, 2023, including cash used in financing activities from discontinued operations of $15,784 for the nine months ended June 30, 2024 compared to cash used in financing activities from discontinued operations of $45,361 for the nine months ended June 30, 2023. The cash used in financing activities in the current period related to the repayment of notes payable in the amount of $595,965 and convertible notes payable of $650,000.

Ability to Continue as a Going Concern

As of June 30, 2024, our balance of cash on hand was $509,028, and we had negative working capital of $674,215 and an accumulated deficit of $18,977,172 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the net assets of Digipath Labs’ testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short-term operations. The Company is currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional financing may result in substantial dilution to existing stockholders.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognized revenue from the sale of lab testing services through our subsidiary Digipath Labs.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

On May 31, 2024, the Company issued 7,433,335 shares of common stock. The shares were valued at the closing price on the date of issuance for aggregate value of $188,064. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS.

Exhibit	Description
2.1	Stock Purchase Agreement between Digipath, Inc., VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by Digipath, Inc. on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on August 13, 2019)
3.7	Certificate of Designation of the Series B Preferred Stock of Digipath, Inc., filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of Digipath, Inc., filed with the Secretary of State of the State of Nevada on July 20, 2022 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by Digipath, Inc on July 26, 2022)
3.9	Certificate of Amendment to Articles of Incorporation of Digipath, Inc., filed with the Secretary of Nevada on March 12, 2024 (incorporated by reference to Exhibit 3.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the Securities and Exchange Commission on May 20, 2024)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on September 26, 2019)
4.3	9% Secured Subordinated Convertible Note, between Digipath, Inc. and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by Digipath, Inc. on May 15, 2020)
4.4	Form of Amendment to 9% Secured Convertible Note, between Digipath, Inc. and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by Digipath, Inc. on January 6, 2021)
4.5	Description of Securities (incorporated by reference to Exhibit 4.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2024)
31.1*	Section 302 Certification of Principal Executive and Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2024

HYPHA LABS, INC.

By:	/s/ A. Stone Douglass
Name:	A. Stone Douglass
Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)

