Form 10-K
period 2024-09-30
Hypha Labs, Inc.
filed 2025-01-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54239

Hypha Labs, Inc.

(Exact name of registrant as specified in its charter)

nevada	27-3601979
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5940 S. Rainbow Boulevard

Las Vegas, Nevada 89118

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (702) 527-2060

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock: None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.022 per share as of March 31, 2024 was approximately $2,051,031.

As of January 13, 2025, there were 126,546,825 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. Although the forward-looking statements in this Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.

These risks and uncertainties include: the successful development of our products; the demand for our products; our ability to obtain and maintain customer relationships; the impact of competitive products; our ability to market and grow demand for our products; our ability to obtain additional financing to launch our business and execute our business strategy; general economic and market conditions and consumer discretionary spending; our ability to manage our growth; our ability to protect our internal information technology system against security breaches, loss or leakage of data and other disruptions; our reliance on third party manufacturers who may be based outside the United States; our ability to protect our intellectual property; and our reliance on key individuals and our ability to attract and retain qualified personal.

These and other risks are described under the heading “Risk Factors” in this Form 10-K. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. BUSINESS

Background

Hypha Labs, Inc. (formerly Digipath, Inc.) was incorporated in Nevada on October 5, 2010. Hypha Labs, Inc. and its subsidiaries (“Hypha Labs,” the “Company,” “we,” “our” or “us”) was a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supported the cannabis industry’s best practices for reliable testing. Our mission was to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients know exactly what was in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Hypha Labs had been operating a cannabis-testing lab in Nevada since 2015.

On February 20, 2024, we completed the sale of the net assets of our wholly owned subsidiary Digipath Labs, Inc. (“Digipath Labs”). As of that date, we were no longer in the business as a service oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training. Following closing of the asset sale, the Company changed its name from Digipath, Inc. to Hypha Labs, Inc.

Overview

Hypha Products Inc., a wholly owned subsidiary of the Company was formed on April 18, 2024, to engage in the research, development and commercialization of a bioreactor, the Hypha Micropearl bioreactor, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated easy to handle tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

Our Hypha Micropearl bioreactor will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges are filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Lab app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropoearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative bioreactor technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency.

We intend to continue the design, development and testing of the Hypha Micropearl bioreactor over the next twelve months. Initially, we will produce a limited number of bioreactors at our headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Upon completion of the design and successful testing of the Hypha Micropearl bioreactor, we will seek to enter into a manufacturing arrangement outside the United States to manufacture the Hypha Micropearl bioreactor for commercial sale. Our goal is to be in the position to market the Micropearl bioreactor by the end of calendar year 2025, although there can be no assurance we will achieve our goal in this time period, or at all.

Technology

Traditional mushroom cultivation requires extensive infrastructure and costly lab equipment, posing significant barriers to small scale producers. We address this issue with our innovative bioreactor technology which reduces costs, simplifies the process and ensures safe, high quality functional mushroom production, making it accessible to a broader audience.

Bioreactors are devices that utilize biological processes mediated by enzymes, cells, and microorganisms to produce and analyze substances. Unlike chemical reactions, biological reactions in bioreactors tend to be slower but are advantageous for producing fewer byproducts and maintaining catalytic activity without the need for high temperatures and pressures. This makes bioreactors cost-effective and essential for various applications, including cell culture. Bioreactors find applications in numerous industries, such as:

●	Food Production: Used to produce fermented products like miso, soy sauce, sake, and wine.

●	The Chemical Industry: Mass production of amino acids and sugars.

●	Medicine and Research: Producing functional substances through cell culture.

●	Physicochemical Analysis: Utilizing biosensors and autoanalyzers for detecting and quantifying substances.

Bioreactors operate by managing conditions such as temperature, pH, and pressure to facilitate reactions with immobilized enzymes and other biological elements, leading to the synthesis, decomposition, or conversion of materials to obtain desired products. Cells, microorganisms, and purified enzymes serve as primary reaction elements, with immobilization techniques enhancing separation efficiency from the products.

We believe that our technology will disrupt traditional methods, bringing lab-quality nutrient ingredients into the home with convenience and efficiency.

Market

The global market for functional mushrooms was estimated to be at $34.75 billion in 2024, and is projected to grow to $65.83 billion by 2030 with a CAGR of 11.2% (Source: Grand View Research). While there are a variety of mushrooms that can provide health benefits, there are six main types of functional mushrooms with scientific evidence suggesting broader health benefits.

●	Reishi
●	Lions Mane
●	Cordyceps
●	Turkey Tail
●	Chaga
●	Shiitake

These different mushrooms are sold in various ways. The biggest place functional mushrooms are found is in health and wellness supplements. Shiitake and Lions Mane mushrooms are often eaten or used in cooking due to their lighter flavor and texture. Functional mushrooms can also be used to brew teas or are infused into other food products for consumption.

The global market is expected to exhibit significant growth during the forecast period owing to the rising awareness related to the benefits offered by consuming specialty mushrooms. The rising inclination of consumers toward functional foods further boosts market growth. Furthermore, increasing industry developments such as R&D activities to expand mushroom applications in different sectors and the launch of new products are influencing global market growth.

Intellectual Property

The Company has filed two U.S patent applications. The pending patents seek to protect the use of sophisticated machine learning algorithms to process mycelium, the vegetative part of fungi composed of an intricate network of hyphae. The Company believes that this has tremendous potential across various sectors including pharmaceuticals, nutraceuticals, and biotechnology. Traditionally, mycelium processing to produce psilocybin has faced challenges due to prolonged cultivation times and the necessity of soil-based mushroom growth over extended durations. To address these issues, Hypha Labs has introduced Artificial Intelligence (AI) with novel machine learning methods that overcome these barriers, providing a more efficient and sustainable way to process mycelium for cultivating, producing and extracting active psilocybin. The integration of advanced machine learning offers significant advantages, including optimized growth conditions, accelerated processing times, enhanced yield predictability, and reduced resource consumption, thus revolutionizing the mycelium industry.

We currently use the trademark Micropearls in connection with our bioreactor device. Although we have not registered this trademark, our use and claim to this trademark can protect us from third parties using this trademark for similar products. There can be no assurance however that we will not experience infringement of our trademark, Micropearls, or any other trademark we use in the future.

Competition

The increasing popularity and acceptance of mushroom based-products has led to the rapid development of new and innovative products in the mushroom industry. Thus, manufacturers in the mushroom industry, owing to these rapid advancements, are constantly working on innovative formulations and delivery methods to make medical mushroom products more palatable and convenient for consumers. These manufacturers are focusing on expanding their global presence by adopting strategies such as investing in joint ventures, partnerships, mergers and acquisitions and research and development in innovative product lines.

Although we do not believe there are any other companies developing a bioreactor device to produce functional mushrooms in the home, we do believe that there is ongoing research into the medical properties and applications of various mushroom species for personal care and pharmaceuticals which continues to promote the development of new functional mushroom-based products. For instance, in August 2023, Four Sigmatic, a wellness products manufacturing company, launched organic mushroom complex capsules in Calm, Focus, and Memory varieties. These capsules contain lion’s mane mushroom extract, vitamin B12, and L-theanine. Mushroom Perfecti, a company focused on the production of mushroom-based products from mycelium, is producing a line of nutritional supplements. Nature’s Rise, a manufacturer of organic mushroom products, launched Lion’s Mane organic powder extract on Amazon in October 2022 and Lifeway Foods, Inc., a U.S. supplier of Kefir and fermented probiotic products, launched a new line of adaptogenic medical mushroom beverages at the Winter Fancy Food Show in Las Vegas in February 2022. In August 2023, Applied Food Sciences Inc. (“AFS”), one of the leaders in supplying functional and organic ingredients, announced its equity investment and partnership with KAAPA Biotech, a Finland-based company. This partnership would help AFS expand its botanical portfolio by adding Nordic-grown medical mushroom extracts that could be used in food, beverages and supplements. These companies represent the availability of alternative sources of functional mushrooms offered to consumers.

Further, advancements in biotechnology and mycology have enabled researchers to explore novel cultivation techniques and optimize growing conditions thereby enhancing the production of bioactive compounds in mushrooms. In May 2023, Optimi Health Corp., a Canadian-based company, opened a new mushroom research and development facility, consisting of two 10,000-square-feet facilities with ten growing rooms producing approximately 2,000 kilograms of dried psilocybin mushrooms a month. Thus, the global functional mushroom market share is anticipated to exhibit a promising growth rate in a competitive marketplace.

Government Regulation

As a manufacturer and distributor of consumer products in the United States, the Company is subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. Consumer Products Safety Commission could require the Company to repair, replace or refund the purchase price of one or more of its products, or the Company may voluntarily do so. Any repurchase or recall of products could be costly and damage the Company’s reputation, as well as subject it to a sizable penalty that the Commission is empowered to impose.

Marketing and Sales

The Company intends to sell its products primarily online directly to consumers, with consumers purchasing our Hypha Micropearl bioreactor directly through our app. Customers will also be able to purchase replacement cartridges online through our website or third- party providers. We intend to offer a subscription service to our users, where they can have regularly scheduled deliveries to their homes of replacement cartridges which will offer savings compared to one-off purchases.

Seasonality

Our business is not subject to seasonality.

Insurance

We intend to maintain property, business interruption, product liability and casualty insurance.

Employees

As of January 13, 2024, we had seven employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Corporate Information

Our principal executive offices are located at 5940 S. Rainbow Boulevard, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our website is located at http://www.hyphalab.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Report.

ITEM 1A. Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the Securities and Exchange Commission (“SEC”), could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related To Our Businesses

Our auditor has expressed substantial doubt about our ability to continue as a going concern. We may be unable to obtain additional capital required to implement our business plan.

As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2024 questioning our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities and convertible notes. We will need additional funds to commercially launch and then operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will ever generate revenue and become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our limited operating history in our current business makes it difficult to evaluate our current business and future prospects and the risk of your investment.

Although we were incorporated in 2010, we were previously in the business of operating a service-oriented independent testing laboratory, data analytics and media firm focused on developing cannabis and hemp markets. We sold the assets of this business in 2024, and recently positioned our business to develop and sell a bioreactor device for the production of functional mushrooms. As such we have a limited operating history upon which to evaluate our commercial prospects. Our historical results are not indicative of our future results in the new line of business. Our limited operating history makes it difficult for potential investors to evaluate our prospective operations and business prospects. Investors should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in a competitive environment. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to be successful in the marketplace.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We plan to continue the development of the Hypha Micropearl bioreactor over the next twelve months with the goal of commercializing the device by the end of calendar year 2025. Accordingly, we will continue to incur additional substantial development costs and other expenses to commercialize our products. We cannot reasonably estimate the actual amounts necessary to execute our business strategy and successfully launch our business. Further we cannot estimate the costs involved in the development, manufacture and commercialization of any future products. In addition, other unanticipated costs may arise. We will require additional financing to execute our business plan. As a result, until we can generate substantial revenues from our products, we expect to finance our cash needs though equity offerings, debt financings or other capital sources.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our development activities for our products or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our products.

We will initially be dependent on a limited number of customers, and any significant decline in business from one or more of our customers could adversely affect our operating results.

As an early-stage company, we will initially be dependent on a limited number of customers to purchase our device as well as to purchase replacement cartridges for use in the device. As a result, if customers fail to place anticipated orders, change planned quantities, delay purchases, or change product preferences for reasons beyond our control, we could experience a decline in our operating results. Sales in the consumer product segment are highly seasonal and dependent upon the United States retail markets and consumer spending. Traditionally, this segment has recognized a substantial portion of its sales during the holiday selling season. Any downturn in the general economy, shift in consumer spending away from housewares/small appliances, or further deterioration in the financial health of our customer base could adversely affect our sales and operating results.

Our business model and growth strategy depend on our marketing efforts and ability to introduce our products, maintain our brand and attract customers to our platform in a cost-effective manner.

Our success depends on our ability to acquire and retain customers in a cost-effective manner through marketing efforts and exposure to our products. In order to create and expand our customer base, we will need to appeal to and acquire customers who have not historically consumed functional mushrooms or used a bioreactor device to grow these mushrooms. We plan to make a significant investment related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our advertising efforts will consist primarily of email marketing, online advertisements and promotions, digital marketing and social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers through enhancements to the customer experience on our website, mobile-optimized websites and mobile operations. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

We believe that many of our new customers will originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and revenue will be materially adversely affected.

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would not have purchased our mushroom products;

●	maintaining a high-quality and diverse portfolio of nutrient and mycelium products to be used with the bioreactor device to encourage repeat sales from existing customers;

●	delivering products on time and without damage; and

●	maintaining and further developing our online and mobile platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected. TM

The Company may not be successful in developing the Hypha Micropearl bioreactor and introducing any new and improved models of the device.

We plan to continue the design, development and testing of the Hypha Micropearl bioreactor over the next twelve months. If the bioreactor performs as expected, of which there can be no assurance, we will introduce it into the marketplace. The introduction of the initial Hypha Micropearl bioreactor will require substantial expenditures for advertising and marketing to gain marketplace recognition. Further, after the introduction and sale of the initial Hypha Micropearl bioreactor, the ability to develop new and improved devices will be important to our long-term success. The ability to develop new and improved devices, will depend upon, among other things, whether we can develop and fund technological innovations and successfully anticipate consumer needs and preferences. There is no guarantee that we will be successful in developing products necessary to compete effectively in the functional mushroom industry or that we will be successful in advertising, marketing and selling the bioreactor or any new products.

Product recalls or lawsuits relating to defective products could have an adverse effect on the Company, as could the imposition of industry sustainability standards.

As a manufacturer and distributor of consumer products in the United States, the Company is subject to the Consumer Products Safety Act, which empowers the U.S. Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the U.S. Consumer Products Safety Commission could require the Company to repair, replace or refund the purchase price of one or more of its products, or the Company may voluntarily do so. Any repurchase or recall of products could be costly and damage the Company’s reputation, as well as subject it to a sizable penalty that the U.S. Consumer Products Safety Commission is empowered to impose. If the Company removed products from the market, its reputation or brand could be tarnished and it might have large quantities of finished products that could not be sold. The Company could also face exposure to product liability claims if one of its products were alleged to have caused property damage, bodily injury or other adverse effects. Although the Company intends to maintain product liability insurance for a reasonable level of claims, there is no assurance that such insurance will be sufficient to cover any potential claim. Moreover, many states do not allow insurance companies to provide coverage of punitive damages, in the event such damages were imposed. Additionally, the Company does not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on the Company’s business, results of operations and financial condition. The portable appliance industry association has a framework for a sustainability standard for the industry but has yet to develop specific guidelines for implementation. When and if developed, the standards will do nothing for the environment but will entail the addition of significant bureaucracy and outside certification fees. As such, compliance will be burdensome and expensive.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently declined and is expected to remain at its current reduced level in the near-term. However, rising inflation in the future could have an adverse impact on our operating expenses and any potential borrowings under credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has started reducing interest rates with the decline in inflation but there is no assurance that rates will continue to decline throughout our fiscal year ending September 30, 2025. If interest rates remain high, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of any desired borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain financing, which could slow or deter future growth.

Our business is dependent on general economic conditions and consumer discretionary spending, and reductions in such spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence and perception of economic conditions; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflicts in Ukraine and the Middle East) which may cause supply chain disruptions, increase fuel costs and transportation costs, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns including the COVID-19 pandemic. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Decreases in consumer discretionary spending may result in a decrease in comparable sales, and average value per transaction, which might cause us to increase promotional activities, which will have a negative impact on our gross margins, all of which could negatively affect the Company’s business, operations, liquidity, financial results and stock price, particularly if consumer spending levels are depressed for a prolonged period of time.

If we fail to manage our growth effectively, we may experience difficulties in expanding our operations and service offerings and our business, financial condition and operating results could be harmed.

In order to develop and grow our business, we will require significant resources to commence operations and scale our business in a cost-effective manner. Failure to obtain these resources may negatively affect our ability to access the marketplace and grow our business. We will also be required to manage relationships with a growing number of suppliers, third party manufacturers, customers and other third parties. We may also be required to effectively integrate, develop and motivate a large number of new employees. Our information technology systems and our internal controls and procedures may not be adequate to support our growth. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

Our success depends, in substantial part, on our ability to market our products through search engines and social media platforms.

The marketing of our products depends on our ability to cultivate and maintain cost-effective and otherwise satisfactory relationships with search engines and social media platforms, including those operated by Google, Facebook, Bing and Yahoo! These platforms could change their terms and conditions of use at any time (and without notice) and/or significantly increase their fees. No assurances can be provided that we will be able to maintain cost-effective and otherwise satisfactory relationships with these platforms and our inability to do so in the case of one or more of these platforms could have a material adverse effect on our business, financial condition and results of operations.

The growing use of online ad-blocking software may also impact the success of our marketing efforts because we may reach a smaller audience and fail to bring more customers to our website, which could have a material adverse effect on our business, financial condition and results of operations.

Our internal information technology systems may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could disrupt our business or result in the loss of critical and confidential information.

The satisfactory performance, reliability and availability of our website, transaction processing systems, logistics network, and technology infrastructure will be critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.

For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, could also be vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cybersecurity-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our site could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our site’s functionality.

We intend to use proprietary software in our technology infrastructure, which we will need to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we may experience slowdowns or interruptions on some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third parties, which are out of our control. Our net revenue will depend on the number of visitors who shop on our site and the volume of orders we can handle. Unavailability of our website or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. Any slowdown, interruption or performance failure of our site and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations.

If we fail to maintain adequate cybersecurity with respect to our systems and ensure that our third-party service providers do the same with respect to their systems, our business may be harmed.

We intend to collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also may employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We may rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, cybersecurity breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers’ and employees’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines, penalties, assessments or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our site, networks or systems; deletion or modification of content or the display of unauthorized content on our site; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, and/or our cybersecurity processes, procedures or policies are found to be deficient, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer’s password or other relevant information could access that customer’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. We may need to devote significant resources to protect against cybersecurity breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

We may choose to rely upon manufacturers based in outside the United States, including China, and their operations are subject to risks associated with business operations in those countries. Any disruption in the ability of these manufacturers to supply us with our products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

Our current plan is to manufacture the Hypha Micropearl bioreactor outside the United States to reduce manufacturing costs. Although we have not yet identified a manufacturer for our products, nor have we entered into an arrangement with any entity in a foreign country to manufacture our products, we may decide to manufacture the bioreactor in mainland China. The Chinese government or any foreign government in a country where we choose to manufacture our products may intervene or influence the operations of a business located in that country, especially China, or the industry in which a business operates at any time, which could result in a material change to the operations of any manufacturer in such country. Foreign countries where we choose to manufacture may be subject to political instability and dramatic changes in economic policies. For example, policies of the Chinese government can have significant effects on the economic conditions of China and industries within China. The Chinese government has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Changes in policies, regulations, rules, and the enforcement of laws by a foreign government may produce quick shifts in policy with little advance notice that could adversely affect our interests by interfering with the operations of manufacturers and/or suppliers we choose to rely upon. Although the Chinese government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic, and social environment.

We will depend on our relationships with a variety of regional and national carriers, and changes in our relationships with these parties could adversely affect our revenue and profits.

We will rely on a variety of regional and national carriers for our shipping services. As a result, we may be subject to shipping delays or disruptions caused by factors beyond our and our carriers’ control, including inclement weather, natural disasters, system interruptions and technology failures, labor shortages, increased fuel costs, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties.

We may rely on a limited number of suppliers, or in some cases, a single supplier, for some of the components of our Hypha Micropearl bioreactor, such as the cartridges, and may not be able to find replacements or immediately transition to alternative suppliers

We intend to source components, such as the cartridges, for the Hypha Micropearl bioreactor from third parties. Our failure to maintain continued supply of such components, or supply that meets quality control requirements, particularly in the case of sole suppliers, would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, our product supply may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products. If the supply of components we receive from suppliers does not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, it may prevent our products from working properly or at all.

We may be unable to develop, optimize, operate and manage our fulfillment centers

We intend to engage a third party to handle fulfillment of our products from its fulfillment centers. If we are unable to secure, optimize and operate fulfillment centers successfully and efficiently, it could result in excess or insufficient fulfillment capacity, an increase in costs or impairment charges or harm our business in other ways. In addition, if we do not have sufficient fulfillment capacity or experience a problem fulfilling orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. For example, challenges such as another pandemic could cause us to experience disruptions to the operations of our fulfillment centers, including an insufficient and strained labor pool from time to time, which may negatively impact our ability to fulfill orders in a timely manner, which could harm our reputation, relationship with customers and results of operations. Failure to successfully address such challenges in a cost-effective and expedient manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.

Significant merchandise returns could harm our business.

We intend to allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we may modify our policies relating to returns from time to time, which could result in customer dissatisfaction or an increase in the number of product returns. From time to time, our products may be damaged in transit, which can increase return rates and harm our brand.

We are subject to risks related to online payment methods.

We intend to accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the current and future Payment Card Industry Data Security Standard (“PCI”) and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply, including in connection with any possible payment card data breach. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines, penalties, assessments or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments.

Our plans are dependent upon key individuals and the ability to attract qualified personnel.

In order to execute our business plan, we will be dependent upon our executive officers and directors, as well as other key personnel. The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future. If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected. We may also depend on third party contractors and other partners, to assist with the execution of our business plan. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

If the market for our products does not develop or become sustainable, or becomes saturated, our revenues may fail to materialize, and our financial condition and results of operations could be materially impaired.

The global market for functional mushrooms is projected to experience significant growth over the next eight years and the functional mushroom market in the U.S. is expected to grow significantly as well. The increasing popularity and acceptance of mushroom products among individuals creates an opportunity for us to enter this industry and provide a new and innovative way for consumers to have access to mushroom products. However, although we believe that providing consumers with a convenient home device to make functional mushrooms which can be incorporated into their food and beverage is a novel and innovative concept, there can be no assurance that consumers will purchase our products. Our success is highly dependent on both the market’s acceptance of functional mushrooms as well as the adoption of the use of our home device by the consumer. If the market for our products does not materialize, become sustainable, or becomes saturated with competing products, our revenues may not materialize, and our financial condition and results of operations could be materially and adversely affected.

We compete against various companies engaged in the mushroom industry, some of which have greater brand recognition, longer operating histories and greater financial resources.

We compete against various companies engaged in the mushroom industry. The increasing popularity and acceptance of mushroom based products has led to the rapid development of new and innovative products in the mushroom industry. Thus, manufacturers in the mushroom industry, owing to these rapid advancements, are constantly working on innovative formulations and delivery methods to make mushroom products more palatable and convenient for consumers. These manufacturers are focusing on expanding their global presence by adopting strategies such as investing in joint ventures, partnerships, mergers and acquisitions and research and development in innovative product lines.

Although we do not believe there are any other companies developing a bioreactor device to produce functional mushrooms in the home, we do believe that there is ongoing research into the medical properties and applications of various mushroom species for personal care and pharmaceuticals which continues to promote the development of new functional mushroom-based products. For instance, in August 2023, Four Sigmatic, a wellness products manufacturing company, launched organic mushroom complex capsules in Calm, Focus, and Memory varieties. These capsules contain lion’s mane mushroom extract, vitamin B12, and L-theanine. Mushroom Perfecti, a company focused on the production of mushroom based products from mycelium, is producing a line of nutritional supplements, Nature’s Rise, a manufacturer of organic mushroom products, launched Lion’s Mane organic powder extract on Amazon in October 2022 and Lifeway Foods, Inc., a US supplier of Kefir and fermented probiotic products, launched a new line of adaptogenic medical mushrooms beverages at the Winter Fancy Food Show in Las Vegas in February 2022. In August 2023 Applied Food Sciences Inc. (“AFS”), one of the leaders in supplying functional and organic ingredients, announced its equity investment and partnership with KAAPA Biotech, a Finland based company. This partnership would help AFS expand its botanical portfolio by adding Nordic grown medical mushroom extracts that could be used in food, beverages and supplements. These companies represent the availability of alternative sources of functional mushrooms offered to consumers.

Further, advancements in biotechnology and mycology have enabled researchers to explore novel cultivation techniques, optimize growing conditions, thereby enhancing the production of bioactive compounds in mushrooms. In May 2023, Optimi Health Corp., a Canadian-based company, opened a new mushroom research and development facility. The new facility consists of two 10,000-square-feet facilities with ten growing rooms producing approximately 2,000 kilograms of dried psilocybin mushrooms a month. Thus, the global functional mushroom market share is anticipated to exhibit a promising growth rate in a competitive marketplace.

Risks Relating to Intellectual Property

If we are unable to protect our intellectual property rights, our business, competitive position, financial condition and results of operations could be materially and adversely affected.

Our success is dependent in part on our ability to obtain patent protection in the United States and abroad for our technology. We have filed two patent applications that safeguard the use of sophisticated machine learning algorithms to process mycelium, the vegetative part of fungi composed of an intricate network of hyphae. We have filed for patent protection in the United States. We believe that our ability to obtain patent protection in key markets for our technology is essential for maintaining our competitive edge. Failure to do so may impact our ability to experience broad acceptance in the marketplace for our products over those of our competitors, therefore reducing our ability to generate revenues and grow our business. Further, failure to obtain patent protection for our products will limit our ability to pursue damages for infringement of our proprietary rights against third parties. There can be no assurances any of our pending or future patent applications will be approved, or that we develop additional products or processes that are patentable.

Third parties may seek to challenge, invalidate, circumvent, render unenforceable, or seek ownership of any patents or proprietary rights owned by us. There can be no assurance that we will operate without infringing on the proprietary rights of third parties. If such challenges are successful, we may be unable to use or may need to limit the scope of our methods and technologies.

Our employees, consultants and advisors will enter into confidentiality agreements with us that prohibit the disclosure or use of our confidential information. We will also have entered into non-disclosure or confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. Despite these efforts, we cannot guarantee that we will be able to effectively enforce these agreements, or our confidential information will not be disclosed, that others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information or that we can meaningfully protect our confidential information. Furthermore, any know-how that is proprietary or particular to our technologies may be subject to risk of disclosure by employees or consultants despite having confidentiality agreements in place.

If we are unable to protect our brand, including our trademarks, our business can be materially and adversely effected.

Our success is dependent in part on our ability to protect our brand and the trademarks we use to sell our products. We are currently using the trademark Micropearls with respect to our bioreactor device and intend to introduce this product into the marketplace with this trademark. Although we have not registered this trademark, our use and claim to the name protects us from third parties using it for similar products, although third parties may still infringe our trademark. Any infringement of our trademark by third parties can lead to consumer confusion and any unauthorized use of a similar mark can make it challenging for consumers to distinguish between our brand and the infringing party. This confusion can erode the trust and loyalty that our customers may develop over time. Further, if an infringing party utilizes our brand’s trademark to sell subpar or counterfeit products, the quality associated with our brand can suffer. Consumers who encounter these inferior offerings may associate the negative experience with our brand, resulting in a tarnished reputation. It will be crucial for us to maintain control over our trademark to protect the positive association customers have with our brand. Trademark infringement can lead to lost business opportunities, as unauthorized parties may exploit our brand’s reputation and market presence for their gain. Such loss of opportunities can have long-lasting effects on our brand’s growth and profitability.

Trademark infringement can also result in legal disputes, which can be time-consuming and expensive to resolve. Third parties may seek to challenge our use of their trademarks. Engaging in legal battles to protect or defend our trademarks can strain business relationships, including those with customers, partners, or distributors. Moreover, if the infringement remains unresolved, it may signal a lack of control over our brand, leading to further damage to our reputation. Trademark infringement poses significant risks to our brand’s reputation and can have detrimental effects on our business.

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

We have outstanding shares of Series C Preferred stock held by our sole executive officer that will enable him to control a majority of the total voting power of the Company.

We have designated 1,000 shares of Series C Preferred stock that provides the holder, so long as he or she is an executive officer of the Company, with the ability to vote with the holders of our common stock on all matters presented to the holders of common stock, on the basis of 200,000 votes for each share of Series C Preferred stock. All of the shares of Series C Preferred stock are currently held by A. Stone Douglass, our sole executive officer. Accordingly, Mr. Douglass has the right to vote a majority of the total voting power of all outstanding shares of our capital stock. Consequently, other stockholders will exercise little influence over management and policies of the Company.

We plan to increase the amount of authorized shares of our common stock and our preferred stock.

Our board of directors and the holder of a majority of the voting power of the Company’s voting stock have approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the authorized number of shares of the Company’s common stock from 250,000,000 to 880,000,000 shares and the authorized number of shares of the Company’s preferred stock from 10,000,000 to 70,000,000, which would become effective upon the filing of the amendment with the Secretary of State of the State of Nevada. The charter amendment was filed on January 13, 2025. The increase in authorized common stock and preferred stock will not have any immediate effect on the rights of existing stockholders, but it would have a dilutive effect on our existing stockholders when the additional shares are issued. This increase in the authorized number of shares of common stock and preferred stock and the subsequent issuance of such shares could have the effect of delaying or preventing a change in control of the Company without further action by the Company’s stockholders. Management’s use of additional shares of capital stock to resist or frustrate a third-party transaction favored by a majority of the independent stockholders would likely result in an above-market premium being paid in that transaction. Any such issuance of the additional shares of common stock and preferred stock would likely have the effect of diluting the earnings per share and book value per share of outstanding shares of the Company’s common stock and preferred stock, respectively, and such additional shares could be used to dilute the stock ownership or voting rights of a person seeking to obtain control of the Company.

Upon such increase in the authorized shares of preferred stock, the Company will have 62,499,000 shares of preferred stock that remains undesignated. The Company’s Articles of Incorporation, as amended, allow our board of directors to authorize the issuance of shares of preferred stock without any vote or further action by the Company’s stockholders. Our board of directors has the authority to not only issue additional shares of the Series A Preferred stock, Series B Preferred stock or Series C Preferred stock, but also has the authority, from time to time, to provide by resolution for the issuance of shares of preferred stock in one or more series, not exceeding the aggregate number of shares of preferred stock authorized by the Company’s Articles of Incorporation, as amended, and to prescribe with respect to each such series the voting powers, if any, designations, preferences, and relative, participating, optional, or other special rights, and the qualifications, limitations, or restrictions relating thereto. The Company does not anticipate that it would seek authorization from the stockholders for issuance of any additional authorized shares of common stock or preferred stock, unless required by applicable law or regulations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

As of the date of this Form 10-K, we believe that we have limited risks associated with a breach in cybersecurity. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (of which we are not aware of any), have not materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Risk Management and Strategy

We have not established specific processes for assessing, identifying, and managing material risks from cybersecurity threats or engaged third parties to assess such risks. However, if exposed to such a risk, we would assess any potential unauthorized attempts to access our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems.

While we lack a formal risk assessment policy or analysis and no process has been integrated into our management system, a risk assessment would likely include identification of any reasonably foreseeable internal and external risks, any likelihood and potential damage that could result from such risks, and whether existing safeguards are sufficient to manage such risks. If appropriate and necessary, we would implement reasonable safeguards to minimize identified risks and address any identified gaps in existing systems.

To date, we have not encountered cybersecurity threats or challenges that have materially impaired our operations, business strategy or financial condition.

Governance

Primary responsibility for assessing any cybersecurity risks rests with A. Stone Douglass, our sole executive officer, who would report any threat to our board of directors.

ITEM 2. Properties

Our principal executive offices are located at 5940 S. Rainbow Boulevard, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “FUNI”. As of January 10, 2025, the closing price of our common stock on the OTCQB was $0.026.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2023
First Quarter	$0.015	$0.006
Second Quarter	$0.008	$0.006
Third Quarter	$0.008	$0.001
Fourth Quarter	$0.027	$0.003

Fiscal Year Ended September 30, 2024
First Quarter	$0.045	$0.006
Second Quarter	$0.070	$0.010
Third Quarter	$0.040	$0.012
Fourth Quarter	$0.060	$0.007

As of January 13, 2025, there were approximately 135 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 13, 2025, there were 126,546,825 shares of common stock outstanding on record.

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

Equity Compensation Plan Information as of September 30, 2024

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

(1) Represents awards under our 2012 Stock Incentive Plan which was initially adopted with shareholder approval, and amended on June 21, 2016 without shareholder approval (as amended, the “2012 Incentive Plan”). Below is a brief description of the material terms of the 2012 Incentive Plan and the awards that were granted thereunder.

(2) Consists of options and warrants issued to consultants of the Company in consideration of services with exercise prices between $0.05 and $0.10 per share. For additional details see Note 11 to the accompanying financial statements.

2012 Incentive Plan

Effective Date and Expiration. The 2012 Incentive Plan, as amended, became effective on March 5, 2012, and terminated on March 5, 2022. No award may be made under the Incentive Plan after its expiration date, but awards made prior thereto may extend beyond that date. No additional awards will be granted under the 2012 Incentive Plan.

Share Authorization. The maximum aggregate number of shares which may be issued pursuant to awards granted under the 2012 Incentive Plan, as amended in June 2016, is Eleven Million Five Hundred Thousand (11,500,000) shares. Prior to its amendment, Three Million shares had been authorized for issuance under the 2012 Plan. As of September 30, 2024, options to purchase 6,020,000 shares were issued and outstanding under the 2012 Plan.

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

Recent Sales of Unregistered Securities

On July 3, 2024, we issued 2,000,000 shares of our common stock to an outside consultant. The shares were valued at the closing price on the date of issuance for a value of $31,200. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 19, 2024, we issued 8,333,335 shares of our common stock to outside consultants. The shares were valued at the closing price on the date of issuance for an aggregate value of $165,000. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On November 15, 2024, the Company issued 3,000,000 shares of common stock to a consultant for services rendered. The shares were valued using the closing stock price on the date of issuance for a value of $57,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 10, 2024, we sold 1,000 shares of our Series C Preferred stock to Mr. Douglass for a purchase price of $0.10 per share, in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

On December 18, 2024, the Company issued 500,000 shares of common stock to a consultant for services rendered. The shares were valued using the closing stock price on the date of issuance for a value of $10,000. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Hypha Products Inc., a wholly owned subsidiary of the Company was formed on April 18, 2024, to engage in the research, development and commercialization of a bioreactor, the Hypha Micropearl bioreactor, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated easy to handle tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

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

Our revenue was primarily generated through our subsidiary, Digipath Labs, which recognized revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services was recognized upon completion of the tests, at which time test results were delivered to the customer, provided collectability of the fee is reasonably assured. We typically required payment within thirty days of the delivery of results.

During the years ended September 30, 2024 and 2023, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2024 and 2023. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2024 and 2023. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $19,930 and $4,444 for the years ended September 30, 2024 and 2023, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 - Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

Results of Operations

The following table shows operating results for the years ended September 30, 2024 and 2023.

	Years Ended September 30,		Increase /
	2024	2023	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	943,691	103,298	840,393
Professional fees	883,336	334,090	549,246

Total operating expenses:	1,827,027	437,388	1,389,639

Operating loss	(1,820,767)	(437,388)	1,358,657

Total other income (expense)	470,631	(244,267)	654,898

Net loss from continuing operations before income taxes	(1,356,396)	(681,655)	(674,741)
Income tax expense	(14,189)	-	(14,189)
Net loss from continuing operations	(1,370,585)	(681,655)	(688,930)
Net income from discontinued operations	585,156	928,429	(343,273)
Net income (loss)	$(785,429)	$246,775	$(1,032,203)

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2024 were $943,691, compared to $103,298 during the year ended September 30, 2023, an increase of $840,393, or 814%. The expenses consisted primarily of salaries and wages and included $733,748 and $37,162 of non-cash stock-based compensation for the years ended September 30, 2024 and 2023, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities and stock-based compensation with officers and consultants.

Professional Fees

Professional fees for the year ended September 30, 2024 were $883,336, compared to $334,090 during the year ended September 30, 2023, an increase of $549,246, or 164%. Professional fees included non-cash, stock-based compensation of $0 and $21,992 during the years ended September 30, 2024 and 2023, respectively. Professional fees increased primarily due to corporate consulting services during the current period as we increased our focus on developing our new business.

Operating Loss

Operating loss for the year ended September 30, 2024 was $1,827,027, compared to $437,388 during the year ended September 30, 2023, an increase of $1,389,639, or 318%. Operating loss increased primarily due to increased general and administrative and professional fees, during the year ended September 30, 2024, compared to the year ended September 30, 2023.

Other Income (Expense)

Other income, on a net basis, for the year ended September 30, 2024 was $470,631, compared to other expense of $244,267 during the year ended September 30, 2023, an increase of $714,898. Other income during the year ended September 30, 2024 consisted of $201,769 of interest expense and loss on extinguishment of debt of $956,494 offset by the recovery of previously written off receivables of $66,000 and a gain on the sale of subsidiary net assets of $1,548,998. Other expense during the year ended September 30, 2023 consisted of $364,267 of interest expense and other expense of $55,000 offset by the recovery of previously written off receivables of $175,000.

Liquidity and Capital Resources

As of September 30, 2024, the Company had current assets of $410,190, comprising of cash of $91,166, other current assets of $289,024, and deferred offering costs of $30,000. The Company’s current liabilities as of September 30, 2024 were $1,393,660, consisting of $86,348 of accounts payable, $166,989 of accrued expenses, $25,923 of accrued expenses – related parties, current maturities of lease liabilities of $36,428, and the current maturities of convertible notes payable of $1,078,235.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2024 and 2023.

	September 30,
	2024	2023
Current Assets	$410,190	$765,798

Current Liabilities	$1,393,660	$3,121,814

Working Capital	$(983,470)	$(2,356,016)

The following table summarizes our cash flows during the years ended September 30, 2024 and 2023, respectively.

	Years Ended
	September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(1,033,875)	$112,525
Net cash provided by investing activities	2,145,784	263,333
Net cash (used in) financing activities	(1,291,749)	(161,020)

Net change in cash	$(179,840)	$214,838

Net Cash Provided by (Used in) Operating Activities

During the year ended September 30, 2024, net cash used in operating activities was $1,033,875, compared to net cash provided by operating activities of $112,525 for the same period ended September 30, 2023, including cash provided by operating activities from discontinued operations of $358,576  for the year ended September 30, 2024 compared to cash provided by operating activities from discontinued operations of $727,393 for the year ended September 30, 2023. The increase in cash used in operating activities was primarily attributable to our increase in net loss and accounts receivable, along with decreases in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

During the year ended September 30, 2024, net cash provided by investing activities was $2,134,117, compared to $263,333 provided by investing activities for the same period ended September 30, 2023, including cash used in investing activities from discontinued operations of $0 for the year ended September 30, 2024  compared to cash used in investing activities from discontinued operations of $11,667 for the year ended September 30, 2023. The cash provided by investing activities in the current period was a result of the sale of subsidiary net assets compared to cash used in investing activities for the prior period which was a result of the sale of the collateralized assets from the note receivable.

Net Cash (Used in) Financing Activities

During the year ended September 30, 2024, net cash used in financing activities was $1,291,749, compared to net cash used in financing activities of $161,020 for the same period ended September 30, 2023, including cash used in financing activities from discontinued operations of $15,784 for the year ended September 30, 2024 compared to cash used in financing activities from discontinued operations of $60,920 for the year ended September 30, 2023. The current period consisted of $595,965 of repayments on notes payable, $650,000 of repayments on convertible notes payable and $30,000 in payments of deferred offering costs, compared to $100,000 of repayments on notes payable and the repurchase of Series C Preferred stock in the comparative period in the prior year.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2024, our balance of cash on hand was $91,166. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Smaller Reporting Company

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Exchange Act reports and have reduced disclosure obligations regarding executive compensation. \

Plan of Operations

Over the next 12 months, the Company plans to continue product design and development of its Micropearl bioreactor, with the goal of commercializing the bioreactor device by the end of calendar year 2025. Initially, the Company will produce a limited number of bioreactors at its headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Based on the success of this testing, the Company will then seek to enter into an arrangement with a contract manufacturer to begin commercial production of the bioreactor units. The Company’s goal is to be in the position to market the Micropearl bioreactor for commercial sale by the end of calendar year 2025, although there can be no assurance it will achieve its goal in this time period, or at all.

The Company will seek to raise funds to complete the development and testing of its bioreactor over the next 6 to 12 months and to fund the initial launch of commercial sales of its bioreactor device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a potential Regulation A offering, following such 12- month period to successfully execute its business plan.

Trend Information

The Company is still in the product design and development phase for the Micropearl bioreactor. It anticipates finalizing product design and development in the next few months, with the goal of moving into beta testing of the device by the end of the second calendar quarter 2025, and then into production for commercial sale sometime at the end of calendar year 2025. There can be no assurance the Company will be able to meet the timeline proposed.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hypha Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hypha Labs, Inc. (“the Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and believes cash on hand is not sufficient to sustain operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
January 13, 2025

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023

Assets

Current assets:
Cash	$91,166	$271,006
Note receivable	-	-
Other current assets	289,024	8,570
Deferred offering costs	30,000	-
Assets held for sale - current	-	486,222
Total current assets	410,190	765,798

Fixed assets, net	26,609	-
Right-of-use asset	57,006	-
Assets held for sale – long term	-	643,666
Total non-current assets	83,615	643,666

Total Assets	$493,805	$1,409,464

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$86,348	$122,094
Accrued expenses	166,726	328,491
Accrued expenses – related party	25,923	12,390
Current maturities of notes payable	-	565,000
Current maturities of convertible notes payable, net of discounts	1,078,235	1,385,932
Current maturities of convertible notes payable related parties, net of discounts	-	339,252
Lease liabilities - current	36,428	-
Liabilities held for sale - current	-	368,655
Total current liabilities	1,393,660	3,121,814

Non-current liabilities:
Lease liabilities – long term	26,838	-
Liabilities held for sale – long term	-	159,156
Total non-current liabilities	26,838	159,156

Total Liabilities	1,420,498	3,280,970

Commitments and contingent liabilities	-	-

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of September 30, 2024 and 2023	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of September 30, 2024 and 2023	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023, respectively	-	-

Common stock, $0.001 par value, 250,000,000 shares authorized; 123,046,825 and 87,096,820 shares issued and outstanding as of September 30, 2024 and 2023, respectively	123,046	87,097
Additional paid-in capital	19,163,039	17,468,746
Accumulated deficit	(20,547,426)	(19,761,997)

Total Stockholders’ Deficit	(1,260,293)	(2,205,106)

Total Liabilities and Stockholders’ Deficit	$493,805	$1,409,464

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2024	2023

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	943,691	103,298
Professional fees	883,336	334,090

Total operating expenses	1,827,027	437,388

Operating loss	(1,827,027)	(437,388)

Other income (expense):
Interest expense	(201,769)	(364,267)
Other income (expense)	13,896	(55,000)
Recovery of previously written off receivables	66,000	175,000
Loss on extinguishment of debt	(956,494)	-
Gain on sale of subsidiary assets	1,548,998	-
Total other income (expense)	470,631	(244,267)

Net loss from continuing operations before income taxes	(1,356,396)	(681,655)
Income tax expense	(14,189)	-
Net loss from continuing operations	(1,370,585)	(681,655)
Net income (loss) from discontinued operations	585,156	928,429
Net income (loss)	(785,429)	246,774

Net loss per share from continuing operations - basic and fully diluted	$(0.01)	$(0.01)
Net income per share from discontinued operations - basic and fully diluted	$0.01	$0.01
Net loss per share basic and fully diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and fully diluted	101,348,643	83,925,450

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit

Balance, September 30, 2022	333,600	$333,600	1,047,942	$1,048	1,000	$1	75,146,820	$75,147	$71,745	$17,117,958	$(20,008,771)	$(2,742,872)

Repurchase of Series C Preferred shares	-	-	-	-	(1,000)	(1)	-	-	-	(99)	-	(100)

Common stock issued for settlement of stock payable	-	-	-	-	-	-	7,150,000	7,150	(71,745)	64,595	-	-

Common stock issued for compensation	-	-	-	-	-	-	4,800,000	4,800	-	29,880	-	34,680

Warrants issued for debt financing costs	-	-	-	-	-	-	-	-	-	93,938	-	93,938

Stock-based compensation	-	-	-	-	-	-	-	-	-	24,474	-	24,474

Forgiveness of accrued director compensation	-	-	-	-	-	-	-	-	-	138,000		138,000

Net Income	-	-	-	-	-	-	-	-	-	-	246,774	246,774

Balance, September 30, 2023	333,600	333,600	1,047,942	1,048	-	-	87,096,820	87,097	-	17,468,746	(19,761,997)	(2,205,106

Shares issued for conversion of notes payable	-	-	-	-			4,000,000	4,000	-	36,000	-	40,000

Stock-based compensation	-	-	-	-	-	-	31,950,005	31,949	-	701,799	-	733,748

Forgiveness of accrued director compensation	-	-	-	-	-	-	-	-	-	956,494	-	956,494

Net loss	-	-	-	-	-	-	-	-	-	-	(785,429)	(785,429)

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$-	$19,163,039	$(20,547,426)	$(1,260,293)

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. (FORMERLY DIGIPATH, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss from continuing operations	$(1,370,585)	$(681,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Recovery of previously written off receivables	-	(175,000)
Depreciation expense	1,046
Gain on sale of subsidiary assets	(1,548,998)	-
Stock-based compensation	733,748	59,154
Amortization of debt discounts	43,050	135,655
Impairment of fixed assets	-	55,000
Amortization of right-of-use asset	17,569	-
Loss on debt extinguishment	956,494	-
Decrease (increase) in assets:

Other current assets	(60,454)	4,169
Increase (decrease) in liabilities:
Accounts payable	(30,321)	(78,465)
Accrued expenses	(136,224)	108,694
Accrued expenses – related parties	13,533	(42,421)
Lease liability	(11,309)	-
Net cash (used in) operating activities from continuing operations	(1,392,451)	(614,869)
Net cash provided by operating activities from discontinued operations	358,576	727,394
Net cash provided by (used in) operating activities	(1,033,875)	112,525)

Cash flows from investing activities
Purchase of fixed assets	(27,655)	-
Proceeds from sale of subsidiary net assets	2,173,439	-
Proceeds from sale of collateralized assets	-	275,000
Net cash (used) in investing activities from continuing operations	2,145,784	275,000
Net cash (used) in investing activities from discontinued operations	-	(11,667)
Net cash (used) in investing activities	2,145,784	263,333

Cash flows from financing activities
Repayments of notes payable	(595,965)	(100,000)
Repayments on convertible notes	(650,000)	-
Payments of deferred offering costs	(30,000)	-
Repurchase of Series C Preferred stock	-	(100)
Net cash provided by (used in) financing activities	(1,275,965)	(100,100)
Net cash used in financing activities from discontinued operations	(15,784)	(60,920)
Net cash provided by (used in) financing activities	(1,291,749)	(161,020)

Net increase (decrease) in cash	(179,840)	214,838
Cash - beginning	271,006	56,168
Cash - ending	$91,166	$271,006

Supplemental disclosures:
Interest paid	$266,533	$227,691
Income taxes paid	-	-

Non-cash investing and financing activities:
Addition of accounts payable and accrued interest into note payable	$30,965	$-
Common stock issued for conversion of note payable	$40,000	$-
Initial right-of-use asset valuation	$74,575	$-
Common stock issued for settlement of stock payable	$-	$71,745
Transfer of completed assets	$-	$6,076
Warrants issued for debt financing	$-	$93,938
Common stock issued for settlement of related party accrued compensation	$-	$138,000

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2024:

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $0 and $154,179 as of September 30, 2024 and 2023, respectively. As of September 30, 2024, accounts receivable are classified as Assets held for sale – current in the accompanying consolidated balance sheet.

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

Notes receivable are periodically evaluated for collectability based on past credit history with note holders and their current financial condition. The Company had an allowance for credit losses of $670,000 and $720,000 as of September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, all fixed assets balances are classified as Assets held for sale – long term in the accompanying consolidated balance sheet.

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

Our revenue was primarily generated through our subsidiary, Digipath Labs, which recognized revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services was recognized upon completion of the tests, at which time test results were delivered to the customer, provided collectability of the fee is reasonably assured. We typically required payment within thirty days of the delivery of results.

During the years ended September 30, 2024 and 2023, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2024 and 2023. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2024 and 2023. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2024 and 2023.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $22,205  and $4,444 for the years ended September 30, 2024 and 2023, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2024 and 2023, potential dilutive securities of 104,490,131 and 83,125,488 shares issuable upon conversion of convertible notes payable, respectively, and 8,120,000 shares issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Preferred A and Preferred B shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $20,547,426, and as of September 30, 2024, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has certain financial instruments that must be measured under the new fair value standard. The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2024 and 2023, respectively:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Liabilities
Notes payable	$-	$-	$-
Convertible notes payable, net of discounts of $43,051	-	-	1,078,235

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Liabilities
Notes payable	$-	$565,000	$-
Convertible notes payable, net of discounts of $84,767	-	-	1,725,184

The fair value of our intellectual properties is deemed to approximate book value, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended September 30, 2024 or 2023.

Note 4 – Related Party Transactions

During the years ended September 30, 2024 and 2023 the Company incurred compensation expense of $60,000 and $60,000 for services provided by its CFO. As of September 30, 2024, no amounts were owed to the CFO for services provided.

During the years ended September 30, 2024 and 2023 the Company incurred fees of $24,000 and $34,000 for services provided by its directors. During the year ended September 30, 2023, the directors waived the payment of $138,000 that had been accrued for services provided. As of September 30, 2024, the Company has accrued a total of $10,000 in fees for services provided by its directors.

As of September 30, 2024, the Company has accrued a total of $5,923 in reimbursable expenses owed to the officers and directors.

During the year ended September 30, 2024, the Company granted 6,000,000 shares of its common stock to the directors as compensation for services performed with a fair value of $112,200  . During the year ended September 30, 2023, the Company granted 3,400,000 and 1,400,000 shares of its common stock to the officers and directors as compensation for services performed with a fair value of $24,820 and $9,860, respectively.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of June 30, 2023 the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. On January 3, 2024, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025 with the final payment of $216,780 due on December 31, 2025. As of the date of this filing, the Company has received $74,000 of payments from Invictus.

Note 6 – Fixed Assets

Fixed assets consist of the following at September 30, 2024 and 2023:

	As of
	September 30,	September 30,
	2024	2023
Lab equipment	$27,655	$-
Less: accumulated depreciation	(1,046)	-
Total	$26,609	$-

During the year ended September 30, 2023, the Company recorded impairment expense in the amount of $55,000 related to equipment acquired with the anticipation of an acquisition, which is included in other expenses on the statement of operations for the year ended September 30, 2023. Upon the Company’s decision to terminate the acquisition, the C3 Equipment was deemed to be impaired.

Note 7 –Notes Payable

Notes payable consists of the following at September 30, 2024 and 2023, respectively:

	September 30, 2024	September 30, 2023

On September 10, 2021, the Company issued a Secured Promissory note in the principal amount of $675,000 to US Canna Lab I, LLC (the “Canna Lab Note”). The Canna Lab Note carries interest at 12% per annum and is due on September 10, 2024, with monthly principal and interest payments of $22,419.66 beginning on October 1, 2021. In addition, the Company was advanced an additional $115,000 of funds during the year ended September 30, 2022 under the same terms as the original Canna Lab Note. During the year ended September 30, 2022, the Company repaid $125,000 of the principal balance on the note. As a result of the Company not meeting the monthly payment obligations, the Canna Lab Note is in technical default, however, no default notice has been provided by Canna Lab as of the date of this filing. There are no additional obligations of the Company under default with the exception of being due on demand. On February 27, 2024, the Company repaid the note and related accrued interest in full.	$-	$565,000

Total notes payable	-	565,000
Less: current maturities	-	(565,000)
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $36,614 and $79,800 during the years ended September 30, 2024 and 2023.

Notes payable – discontinued operations

On December 26, 2019, the Company financed the purchase of $377,124 of lab equipment, in part, with the proceeds of a bank loan in the amount of $291,931. The loan bears interest at the rate of 5.75% per annum and requires monthly payments of $5,622 over the five-year term of the loan ending on December 26, 2024. The Company’s obligations under this loan are secured by a lien on the purchased equipment.	$-	$80,428

Note 8 – Convertible Notes Payable

Related party convertible notes payable consist of the following at September 30, 2024 and 2023, respectively:

	September 30,	September 30,
	2024	2023

On February 10, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $350,000. The Note matures on August 10, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $400,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 4,550,000 common shares, which were recorded as debt discount with a relative fair value of $43,788. As a result of the shares issued upon the extension agreement, the lender now holds more the 5% of the total outstanding common shares, and is therefore considered a related party. On February 27, 2024, the Company repaid the note and related accrued interest in full.	$-	$350,000

Total related party convertible notes payable	-	350,000
Less: unamortized debt discounts	-	(10,748)
	-	339,252
Less: current maturities	-	-
Related party convertible notes payable	$-	$339,252

Convertible notes payable consist of the following at September 30, 2024 and 2023, respectively:

	September 30,	September 30,
	2024	2023

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989.	$50,000	$50,000

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Subordinated Convertible Promissory Note in the principal amount of $150,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $50,000 of proceeds and the promissory note was increased to $200,000. The Company’s obligations under the Note are secured by subordinated lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $50,000 of principal into 1,666,667 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 1,950,000 common shares, which were recorded as debt discount, with a relative fair value of $20,968. On February 27, 2024, the Company repaid the note and related accrued interest in full.	-	150,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166 which was recorded as a debt discount.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024 the holder converted $40,000 of this note into common shares. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539.	310,000	350,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102 which was recorded as a debt discount.	362,765	362,765

On November 5, 2018, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc. On February 27, 2024, the Company repaid the note and related accrued interest in full.	-	150,000

Total convertible notes payable	1,078,235	1,418,234
Less: unamortized debt discounts	-	(32,302)
	1,078,235	1,385,932
Less: current maturities	(1,078,235)	(1,385,932)
Convertible notes payable	$-	$-

The Company recorded debt amortization expense attributed to the previously recorded debt discount in the amounts of $43,050 and $135,655, during the years ended September 30, 2024 and 2023, respectively. Unamortized discount as of September 30, 2024 is $0.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares except the note to the related party.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $89,603   and $148,812 for the years ended September 30, 2024 and 2023, respectively.

The Company recognized interest expense for the years ended September 30, 2024 and 2023, respectively, as follows:

	September 30, 2024	September 30, 2023

Interest on notes payable	$36,614	$79,800
Amortization of debt discounts	43,050	135,655
Interest on convertible notes	89,603	148,812
Total interest expense	$169,267	$364,267

Note 9 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”), with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2022, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, and 1,000 shares of Series C Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at September 30, 2024  are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

On July 25, 2022, the Company entered into a Securities Purchase Agreement with Todd Denkin, the Company’s President, pursuant to which Mr. Denkin purchased 1,000 shares of the Series C Preferred for a purchase price of $0.10 per share. The Company determined that the shares had value in excess of the stated value in the amount of $360,200, which the Company recorded as compensation expense to the officer.

On March 2, 2023, the Company entered into a Preferred Stock Repurchase Agreement with Todd Denkin, the Company’s president, pursuant to which Mr. Denkin surrendered his Series C Preferred back to the Company for the purchase price of $100.

Common Stock

The common stock has a par value of $0.001, and 250,000,000 shares are authorized, of which 123,046,825 shares were issued and outstanding as of September 30, 2024.

Common Stock Transactions for the Year Ended September 30, 2024

During the year ended September 30, 2024, the Company issued 4,000,000 shares of common stock for the conversion of $40,000 in principal of convertible note payables.

During the year ended September 30, 2024, the Company issued 31,950,005 shares of common stock, of which 6,000,000 were to the directors of the Company, for compensation. The shares were valued at the closing price on the date of issuance for aggregate value of $732,595, of which $112,200 was related to the shares issued to the directors.

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

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at September 30, 2024 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

There were no issuances of common stock options during the year ended September 30, 2024.

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

Amortization of Stock-Based Compensation

A total of $1,153 and $24,474 of stock-based compensation expense was recognized during the years ended September 30, 2024 and 2023, respectively, as a result of the vesting of common stock options issued. As of September 30, 2024, a total of $0 of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at September 30, 2024.

Shares Underlying				Shares Underlying
Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0056 – $0.13	8,120,000	4.02 years	$0.052	8,120,000	$0.052

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2024	2023

Average risk-free interest rates	-%	3.88%
Average expected life (in years)	-	2.9
Volatility	-%	184.34%

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2023, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of options granted with exercise prices at the current fair value of the underlying stock during the year ended September 30, 2023 was approximately $0.005 per option.

The following is a summary of activity of outstanding common stock options:

	Number	Weighted Average
	of Shares	Exercise Price
Balance, September 30, 2022	6,020,000	$0.08
Options issued	2,100,000	0.006
Options repurchased/expired	-	-

Balance, September 30, 2023	8,120,000	$0.069
Options issued	-	-
Options forfeited	-	-

Balance, September 30, 2024	8,120,000	$0.052

Exercisable, September 30, 2024	8,120,000	$0.052

As of September 30, 2024, these options in the aggregate had $54,330 of intrinsic value as the per share market price of $0.029 of the Company’s common stock as of such date was greater than the weighted-average exercise price of some of these options.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of September 30, 2024.

There were no issuances of common stock warrants during the year ended September 30, 2024.

During the year ended September 30, 2023, warrants to purchase an aggregate total of 13,887,050 shares of common stock at a weighted average exercise price of $0.007 were issued in connection with the debt extensions as described in Note 8.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2024 (including those issued to both investors and service providers).

Shares Underlying				Shares Underlying
Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074-0.10	15,387,050	7.76 years	$0.016	15,387,050	$0.016

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

The following is a summary of activity of outstanding common stock warrants:

	Number	Weighted Average
	of Shares	Exercise Price
Balance, September 30, 2022	2,535,001	$0.10
Warrants granted	13,887,050	0.007
Warrants expired	-	-

Balance, September 30, 2023	15,387,050	$0.10
Warrants granted	-	-
Warrants expired	-	-

Balance, September 30, 2024	15,387,050	$0.016

Exercisable, September 30, 2024	15,387,050	$0.016

As of September 30, 2024, these warrants in the aggregate had $298,572 of intrinsic value as the per share market price of $0.029 of the Company’s common stock as of such date was greater than the exercise price of some of these warrants.

Note 13 – Leases

On May 6, 2024, the Company entered into a lease to lease its operating and office facility under a non-cancelable real property lease agreement that expires on May 31, 2026. The real property lease contains provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023

Operating lease cost	$20,236	$-
Total net lease cost	$20,236	$-

Supplemental balance sheet information related to leases was as follows:

	September 30,	September 30,
	2024	2023
Operating leases:
Operating lease assets	$57,006	$-

Current portion of operating lease liabilities	36,428	$-
Noncurrent operating lease liabilities	26,838	-
Total operating lease liabilities	$63,266	$-

Weighted average remaining lease term:
Operating leases	1.75 years	-

Weighted average discount rate:
Operating leases	7.9%	-%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,309	$-
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$74,575	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2024:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2025	$40,143
2026	27,639
2027	-
2028	-
2029	-
Total future undiscounted lease payments	67,782
Less interest	(4,513)
Present value of lease payments	63,266
Less current portion	36,428
Long-term operating lease liabilities	$26,838

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

Note 15 – Discontinued Operations

On April 20, 2023, the Company, and Digipath Labs entered into the Purchase Agreement with DPL NV, LLC (“Buyer”), pursuant to which Digipath Labs agreed to sell substantially all of its assets to Buyer for a cash purchase price of $2,300,000 (the “Purchase Price”) as described in Note 1 above. The Purchase Price was subject to adjustments at closing based on, among other things, the amount by which the working capital of Digipath Labs at the closing is greater or less than $150,000.

The Purchase Agreement includes a number of representations, warrantees, covenants and conditions to closing customary for this type of transaction. In addition, the closing of the transaction was subject to the approval of the Nevada Cannabis Compliance Board (the “CCB”). In the event CCB approval was not obtained by June 30, 2024, or any other condition to closing had not been satisfied by such date, either party could terminate the Purchase Agreement.

Pursuant to the Purchase Agreement, the Buyer deposited $230,000 into an escrow account upon the execution of the Purchase Agreement, and such amount will continue to be held in escrow for a 12-month period following closing to satisfy any indemnification claims Buyer may have against Digipath Labs.

In connection with the transactions contemplated by the Purchase Agreement, Digipath, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer was engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement was subject to the approval of the CCB, which was obtained on October 17, 2023. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath (but not less than $15,000) in each month, Buyer is entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month is payable 45% to the Buyer and 55% to the Company.

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs to Buyer. On June 24, 2024, the Company and the Buyer settled the final amount owed on the working capital adjustment for an additional payment of $42,835. As a result of the closing, the Company recognized a gain on the sale of the assets in the amount of $1,581,981 which includes the excess value of the Purchase Price above the net assets as well as the working capital adjustment. As of September 30, 2024, the Company was still owed $241,419 which is comprised of a portion of the final working capital adjustment and the initial escrow deposit, which is recorded in other current assets in the accompany balance sheet.

The balance sheets of Digipath Labs are summarized below:

	September 30, 2024	September 30, 2023
Current assets:
Accounts receivable, net	$-	$447,410
Deposits	-	18,675
Other current assets	-	20,137
Total current assets	-	486,222

Right-of-use asset	-	274,985
Fixed assets, net	-	368,681
Total long term assets	-	643,666
Total Assets	$-	$1,129,888

Current liabilities:
Accounts payable	$-	$158,869
Accrued expenses	-	61,512
Current portion of operating lease liabilities	-	83,757
Current maturities of notes payable	-	64,517
Total current liabilities	-	368,655

Operating lease liabilities	-	143,245
Notes payable	-	15,911
Total long term liabilities	-	159,156
Total Liabilities	$-	$527,811

The statements of operations of Digipath Labs combined are summarized below:

	For the Years Ended
	September 30,
	2024	2023

Revenues	$1,635,299	$3,330,704
Cost of sales	650,524	1,736,401
Gross profit	984,775	1,594,303

Operating expenses:
General and administrative	393,168	883,781
Professional fees	4,750	98,352
Total operating expenses	397,918	982,133

Operating income(loss)	586,857	612,170

Other income (expense):
Other income	-	322,798
Interest expense	(1,701)	(6,539)
Total other income (expense)	(1,701	316,259)

Net income (loss)	$585,156	$928,429

Note 16 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

At September 30, 2024, the Company had approximately $13,825,000   of Federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The effective income tax rate for the years ended September 30, 2024 and 2023 consisted of the following:

	September 30,
	2024	2023
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Other	(2)%	-%
Change in valuation allowance	(18)%	(21)%
Net effective income tax rate	1%	-%

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$2,903,300	$2,960,100

Net deferred tax assets before valuation allowance	$2,903,300	$2,960,100
Less: Valuation allowance	(2,903,300)	(2,960,100)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2024 and 2023, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

On October 15, 2024, the Company entered into a secured credit facility with and unrelated third party. Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of the date of this filing, the Company has borrowed, $20,000 against the facility.

On November 15, 2024, the Company issued 3,000,000 shares of common stock to a consultant for services rendered. The shares were valued using the closing stock price on the date of issuance for a value of $57,000.

On November 27th, 2024, the Company entered into an amendment to the Asset Purchase Agreement with the Buyer of the Digipath Labs assets. Pursuant to the amendment the Company and Buyer agreed to an early release of the Escrow Deposit, whereby the Escrow Deposit will be reduced to $200,000 and released immediately to the Company. The Company received the proceeds from the Escrow on December 3, 2024.

On December 10, 2024, the Company entered into a Securities Purchase Agreement with A. Stone Douglass (the “Douglass Purchase Agreement”), the Company’s Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director, pursuant to which Mr. Douglass purchased 1,000 shares of the Company’s Series C Preferred stock for a purchase price of $0.10 per share.

On December 10, 2024, our board of directors (i) approved the Douglass Purchase Agreement, and (ii) approved and submitted for a vote of the holder of a majority of the outstanding voting stock of the Company an amendment to the Company’s Articles of Incorporation, as amended, to increase (1) the authorized shares of the Company’s common stock from 250,000,000 shares to 880,000,000 shares, and (2) the authorized shares of the Company’s preferred stock from 10,000,000 shares to 70,000,000 shares (the “Charter Amendment”).

On December 10, 2024, A. Stone Douglass, as the holder of a majority of the outstanding voting stock of the Company, approved the Charter Amendment. The increase in authorized shares of the Company’s common stock and preferred stock set forth in the Charter Amendment will only take effect if and when the Company files the Charter Amendment with the Secretary of State of the State of Nevada. The Charter Amendment was filed on January 13, 2025.

On December 18, 2024, the Company issued 500,000 shares of common stock to a consultant for services rendered. The shares were valued using the closing stock price on the date of issuance for a value of $10,000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 9B. Other Information

During the year ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
A. Stone Douglass	77	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Dennis Hartmann	69	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

A. Stone Douglass was appointed a director of the Company on July 1, 2021, as our Chief Financial Officer on August 16, 2021, as Chairman of the Board of Directors on October 21, 2021 and as President and Chief Executive Officer on February 29, 2024. Mr. Douglass has been: the Chief Executive Officer of GeoSolar Technologies, Inc., a company planning to install natural energy systems, since December 2020; the Chief Financial Officer of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013; the Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016; the Chief Financial Officer of P5 Systems, Inc., a San Diego based technology platform known as the Craig’s List of cannabis, servicing the legal cannabis value chain, since March 2018; and the principal owner of Ducks Nest Investments Inc, a private investment company, since September 1990. We believe that Mr. Douglass’s financial and business experience qualify him to serve as one of our directors.

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

Family Relationships

No family relationships exist between any of our officers or directors.

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

Director Nominations

As of September 30, 2024, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2024 were filed timely with the exception of two Forms 4 for A. Stone Douglass.

Code of Ethics and Business Conduct

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2024 and September 30, 2023 to persons serving as our Chief Executive Officer and Chief Financial Officer during our years ended September 30, 2024 and September 30, 2023 (our “Named Executive Officers”), who were our only executive officers during 2023 and 2024, as none of our other officers earned total compensation in excess of $100,000 during our last completed fiscal year.

	Fiscal		Stock		Option	All Other
Name and Financial Position	Year	Salary	Awards		Awards	Compensation	Total

A. Stone Douglass(1)	2024	$60,000	$74,800	(2)	$-	$-	$134,800
Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary	2023	$60,000	$14,600	(3)	$-	$-	$74,600

Todd Denkin(4)	2024	$75,221	$-		$-	$-	$75,221
Former President	2023	$165,500	$10,220	(5)	$-	$-	$175,720

(1)	Mr. Douglass was appointed Chief Financial Officer on August 16, 2021, and President and Chief Executive Officer on February 29, 2024.
(2)	Amount relates to 4,000,000 shares of Common Stock issued to Mr. Douglass on February 29, 2024 in connection with his appointment as President and Chief Executive Officer.
(3)	Amount relates to 2,000,000 shares of Common Stock issued to Mr. Douglass on January 18, 2023 for services performed in connection with work related to the sale of Digipath Labs, Inc.
(4)	Mr. Denkin was appointed President on July 1, 2021, and resigned as President on February 28, 2024.
(5)	Amount relates to 1,400,000 shares of Common Stock issued to Mr. Denkin on January 18, 2023 for services performed in connection with work related to the sale of Digipath Labs, Inc.

Agreements with Named Executive Officers

We have a consulting agreement in place with A. Stone Douglass, in which we have agreed to pay Mr. Douglass $5,000 per month.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at September 30, 2024.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

A. Stone Douglass	1,000,000	-	$0.06	June 2, 2031

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2024.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2024.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dennis Hartmann(1)	$20,000	$37,400	$	$-	$-	$-	$57,400

(1)	We have agreed to compensate Mr. Hartmann a total of $5,000 in cash per quarter for his service as a director beginning in the quarter ended June 30, 2024.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 13, 2025,  certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Hypha Labs, Inc., 5940 S. Rainbow Boulevard, Las Vegas, Nevada 89118:

			Series A, B and C
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann Director(3)	3,075,000	2.4%	-	-
A. Stone Douglass, Chairman and CFO(4)	8,500,000	6.7%	1,000	100%
Directors and Officers as a Group (2 persons)	11,575,000	9.1%	-	-

Greater than 5% shareholders:
Craig Ellins	8,000,001	6.5%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A, Series B or Series C Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 126,546,825 shares of Common Stock outstanding as of January 13, 2025. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of January 13, 2025, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 250,000 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 1,000,000 shares of common stock exercisable at $0.06 per share. Includes Mr. Douglass’ ownership of 1,000 shares of Series C Preferred stock as of December 10, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors currently consists of Dennis Hartmann and A. Stone Douglass. Our board of directors has determined that Mr. Hartmann, one of our two directors, is “independent” in accordance with the NASDAQ Stock Market’s requirements. However, as our common stock is currently quoted on the OTCQB, we are not currently subject to corporate governance standards of listed companies.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed by the full-time employees of Fruci & Associates II, PLLC (“Fruci”) for the years ended September 30, 2024 and 2023. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by our auditors. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

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

	Years Ended September 30,
	2024	2023
Audit fees - Fruci :(1)	67,500	12,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$67,500	$66,335

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between the Company, VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by the Company on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by the Company on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 13, 2019)

3.7	Certificate of Designation of the Series B Preferred Stock of the Company, filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by the Company on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of the Company, filed with the Secretary of State of the State of Nevada on July 20, 2022. (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by the Company on July 26, 2022)
3.9	Certificate of Amendment to Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on March 12, 2024 (incorporated by reference to Exhibit 3.9 of the Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 20, 2024)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 26, 2019)
4.3	9% Secured Convertible Note, between the Company and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between the Company and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between the Company and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between the Company and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 6, 2021)
4.7*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2012)
10.2	the Company Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.5	Security Agreement, between the Company Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 21, 2018)
10.6	Security Agreement, between the Company Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 26, 2019)
10.7	Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
10.8	Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
10.9

Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 15, 2020)

10.10	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 14, 2020)
10.11	Paycheck Protection Program Loan Note between the Company and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 14, 2020)
10.12	Separation and Release Agreement between the Company and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on July 6, 2020)
10.13	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 7, 2020)
10.14	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company October 7, 2020)
10.15	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company October 7, 2020)
10.16	Separation and Release Agreement between the Company and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on July 6, 2020)
10.17	12% Secured Promissory Note dated September 10, 2021 issued by the Company to US Canna Lab I, LLC (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on December 29, 2021)
10.18	Consulting, Confidentiality and Proprietary Rights Agreement between the Company and Duck’s Nest Investments, Inc., wholly-owned by A. Stone Douglass, dated September 1, 2021. (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on December 29, 2021)
10.19	Asset Purchase Agreement between the Company, Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 2.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 2, 2023)
10.20	Management Services Agreement between the Company, Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 2, 2023)
10.21	Second Amended and Restated Secured Promissory Noted in the principal amount of $625,000, dated January 3, 2024, made by Invictus Wealth Group, LLC in favor of the Company (incorporated by reference to Exhibit 10.7 of the Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2024)
10.22	Securities Purchase Agreement between the Company and A. Stone Douglass, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 of the Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 16, 2024)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hypha Labs, INC.
(Registrant)

By:	/s/ A. Stone Douglass
A. Stone Douglass
Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial/Accounting Officer)

Dated:	January 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. Stone Douglass	Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary	January 13, 2025
A. Stone Douglass	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Dennis Hartmann	Director	January 13, 2025
Dennis Hartmann

