Form 10-Q
period 2024-12-31
Hypha Labs, Inc.
filed 2025-02-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54239

Hypha Labs, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-3601979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5940 S. Rainbow Boulevard, Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(702) 527-2060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of the registrant’s common stock outstanding as of February 14, 2025 was 126,546,825.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	September 30, 2024
	(Unaudited)
Assets

Current assets:
Cash	$36,583	$91,166
Prepaids and other current assets	46,120	289,024
Deferred offering costs	95,000	30,000
Total current assets	177,703	410,190

Fixed assets, net	26,928	26,609
Right-of-use asset	54,012	57,006
Total non-current assets	80,940	83,615

Total Assets	$258,643	$493,805

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$143,897	$86,348
Accrued expenses	174,378	166,726
Accrued expenses – related parties	18,423	25,923
Current maturities of notes payable	20,000	-
Current maturities of convertible notes payable, net of discounts	1,078,235	1,078,235
Lease liability – current	37,649	36,428
Total current liabilities	1,472,582	1,393,660

Non-current liabilities:
Lease liability - long term	16,939	26,838
Total non-current liabilities	16,939	26,838

Total Liabilities	1,489,521	1,420,498

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of December 31, 2024 and September 30, 2024	333,600	333,600

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of December 31, 2024 and September 30, 2024	1,048	1,048
Series C preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 shares and 0 shares issued and outstanding as of December 31, 2024 and September 30, 2024, respectively	1	-

Common stock, $0.001 par value, 250,000,000 shares authorized; 126,546,825 shares and 123,046,825 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively	126,546	123,046
Additional paid-in capital	20,194,994	19,163,039
Accumulated deficit	(21,887,067)	(20,547,426)

Total Stockholders’ Deficit	(1,564,478)	(1,260,293)

Total Liabilities and Stockholders’ Deficit	$258,643	$493,805

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2024	2023

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	1,025,111	14,743
Professional fees	280,153	55,821
Total operating expenses	1,305,264	70,564

Operating loss	(1,305,264)	(70,564)

Other income (expense):
Interest income	8,000	-
Other expense	(20,003)
Other income	-	13,896
Interest expense	(22,374)	(84,313)
Total other expense	(34,377)	(70,417)

Net loss from continuing operations	(1,339,641)	(140,981)
Net income from discontinued operations	-	292,627
Net income (loss)	$(1,339,641)	$151,646

Weighted average number of common shares outstanding – basic	124,617,477	87,096,820
Weighted average number of common shares outstanding – fully diluted	124,617,477	87,096,820

Net loss per share from continuing operations – basic	$(0.01)	$(0.00)
Net income per share from discontinued operations – basic	$0.00	$0.00
Net income (loss) per share – basic	$(0.01)	$(0.00)

Net loss per share from continuing operations – diluted	$(0.01)	$(0.00)
Net income per share from discontinued operations – diluted	$0.00	$0.00
Net income (loss) per share – diluted	$(0.01)	$(0.00)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$19,163,039	$(20,547,426))	$(1,260,293))

Stock-based compensation	-	-	-	-	-	-	3,500,000	3,500	63,500	-	67,000

Issuance of shares of Series C preferred stock	-	-	-	-	1,000	1	-	-	968,455	-	968,456

Net income	-	-	-	-	-	-	-	-	-	(1,339,641)	(1,339,641)

Balance, December 31, 2024	333,600	$333,600	1,047,942	$1,048	1,000	$1	126,546,825	$126,546	$20,194,994	$(21,887,067)	$(1,564,478)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048		$		87,096,820	$87,097	$17,468,746	$(19,761,997)	$(2,205,106)

Stock-based compensation	-	-	-	-	-		-	-	-	1,153	-	1,153

Net Income	-	-	-	-	-		-	-	-	-	151,646	151,646

Balance, December 31, 2023	333,600	$333,600	1,047,942	$1,048		$		87,096,820	$87,097	$17,469,899	$(19,610,351)	$(2,052,307)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2024		2023
Cash flows from operating activities
Net loss from continuing operations		$(1,339,641)	$(140,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		1,035,356	1,153
Amortization of debt discounts		-	29,338
Depreciation expense		1,412	-
Amortization of right-of-use asset		2,994	-
Impairment of fixed assets		-	-
Loss on settlement		(20,003)
Decrease (increase) in assets:
Other current assets		262,907	480
Increase (decrease) in liabilities:
Accounts payable		57,550	(24,082)
Accrued expenses		7,651	17,286
Accrued expenses – related parties		(7,500)	5,000
Lease liability		(8,678)
Net cash used in operating activities from continuing operations		(7,952)	(111,806)
Net cash provided by operating activities from discontinued operations		-	176,503
Net cash provided by operating activities		(7,952)	64,697

Cash flows from investing activities
Purchase of fixed assets		(1,731)	-
Net cash used in investing activities from continuing operations		(1,731)	-
Net cash used in investing activities from discontinued operations		-	(11,667)
Net cash used in investing activities		(1,731)	(11,667)

Cash flows from financing activities
Proceeds from notes payable		20,000	-
Proceeds from sale of Series C Preferred shares		100
Payment of deferred offering costs		(65,000)	-
Net cash used in financing activities from continuing operations		(44,900)	-
Net cash used in financing activities from discontinued operations		-	(15,784)
Net cash used in financing activities		(44,900)	(15,784)

Net increase (decrease) in cash		(54,583)	37,246
Cash – beginning		91,166	271,006
Cash – ending		$36,583	$308,252

Supplemental disclosures:
Interest paid		$-	$40,018
Income taxes paid		$-	$-

Non-cash investing and financing activities:
Accounts payable and accrued interest added to note principal balance	$		$30,965

See accompanying notes to unaudited consolidated financial statements.

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

On February 20, 2024, we completed the sale of the net assets of our wholly-owned subsidiary Digipath Labs, Inc. (“Digipath Labs”). As of that date we were no longer in business as a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training. Following closing of the asset sale, the Company changed its name from Digipath, Inc. to Hypha Labs, Inc.

Hypha Products Inc., a wholly owned subsidiary of the Company, was formed on April 18, 2024 to engage in the research, development and commercialization of a bioreactor, the Hypha Micropearl bioreactor, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated, easy-to-handle, tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany accounts and transactions have been eliminated.

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2024:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Hypha Labs, Inc.(1)	Nevada	Parent
Hypha Products Inc.	Nevada	Subsidiary
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Hypha Labs, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company and subsidiaries will be collectively referred to herein as the “Company”, “Hypha” or “FUNI”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers are within the United States.

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

Our historical revenue was primarily generated through our subsidiary, Digipath Labs, which recognized revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services was recognized upon completion of the tests, at which time test results were delivered to the customer, provided collectability of the fee is reasonably assured. We typically required payment within thirty days of the delivery of results.

The Company had no revenues for the three months ended December 31, 2024. For the three months ended December 31, 2023, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended December 31, 2023. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended December 31, 2023.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 31, 2024 and 2023, potential dilutive securities of 104,490,131 and 83,125,488 shares issuable upon conversion of convertible notes payable, respectively, and 8,120,000 shares issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Preferred A and Preferred B shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Segment Reporting

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its operating expenses and income (loss) from operations. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The pronouncement should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of December 31, 2024, the Company had negative working capital of $1,294,879, accumulated recurring losses of $21,887,067, and $36,583 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of December 31, 2024 and September 30, 2024, respectively:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,078,235

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,078,235

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended December 31, 2024.

Note 4 – Related Party Transactions

During the three months ended December 31, 2024 the Company incurred compensation expense of 30,000 for services provided by its sole officer. As of December 31, 2024, no amounts were owed to the sole officer for services provided.

During the three months ended December 31, 2024 the Company accrued fees of $5,000 for services provided by its directors. As of December 31, 2024, the Company has accrued a total of $12,500 in fees for services provided by its directors.

As of December 31, 2024, the Company has accrued a total of $5,923 in reimbursable expenses owed to the officer and directors.

During the three months ended December 31, 2024, the Company entered into an agreement with the sole officer to purchase 100 shares of Series C Preferred for $100 cash. See Note 9 for further details.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note originally had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025, with the final payment of $216,780 due on December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has received $74,000 of payments from Invictus.

The Company has recorded a full allowance against the Invictus Note, as of the transaction date, as collectability was not reasonably assured at of the transaction date.

Note 6 – Fixed Assets

Fixed assets consist of the following at December 31, 2024 and September 30, 2024, respectively:

	As of
	December 31,	September 30,
	2024	2024
Lab equipment	$29,385	$27,655
Less: accumulated depreciation	(2,457)	(1,046)
Total	$26,928	$26,609

Note 7 –Notes Payable

Notes payable consists of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31, 2024	September 30, 2024

On October 15, 2024, the Company entered into a secured credit facility with a third party. Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed $20,000 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400.	$20,000	$-

Total notes payable	20,000	-
Less: current maturities	(20,000)	-
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $506 and $18,026 during the three months ended December 31, 2024 and 2023, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2024 and September 30, 2024, respectively:

	December 31,	September 30,
	2024	2024

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. As of December 31, 2024, the Note is in default. On February 14, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000.	$50,000	$50,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021 , the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matures on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000.	310,000	310,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matures on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255.30.	362,765	362,765

Total convertible notes payable	$1,078,235	$1,078,235
Less: current maturities	(1,078,235)	(1,078,235)
Convertible notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $21,868 and $37,527 for the three months ended December 31, 2024 and 2023, respectively.

The Company recognized interest expense for the three months ended December 31, 2024 and 2023, respectively, as follows:

	December 31,	December 31,
	2024	2023

Interest on notes payable	$506	$18,026
Amortization of debt discounts		29,338
Interest on convertible notes	21,868	36,949
Total interest expense	$22,374	$84,313

Note 9 – Stockholders’ Equity

Preferred Stock

As of December 31, 2024, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. Pursuant to the Charter Amendment (see Note 16 – Subsequent Events), effective as of January 15, 2025, the Company is authorized to issue 70,000,000 shares of preferred stock, of which 6,000,000 shares have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”), with the remaining 62,499,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2024, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, and 1,000 shares of Series C Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at December 31, 2024 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

On December 10, 2024, the Company entered into a Securities Purchase Agreement with A. Stone Douglass (the “Douglass Purchase Agreement”), the Company’s Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director, pursuant to which Mr. Douglass purchased 1,000 shares of the Company’s Series C Preferred stock for a purchase price of $100. The Company determined that the shares had value in excess of the stated value in the amount of $968,356, which the Company recorded as compensation expense to the officer.

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

Common Stock

The common stock has a par value of $0.001, and 250,000,000 shares were authorized as of December 31, 2024, of which 126,546,825 shares were issued and outstanding as of December 31, 2024. Pursuant to the Charter Amendment (see Note 16 – Subsequent Events), the authorized shares of the Company’s common stock were increased from 250,000,000 shares to 880,000,000 shares, effective January 15, 2025.

Common Stock Transactions for the Three Months Ended December 31, 2024

During the three months ended December 31, 2024, the Company issued 3,500,000 shares of common stock. The shares were valued at the closing price on the date of issuance for an aggregate value of $67,000.

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at December 31, 2024 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

There were no issuances of common stock options during the three months ended December 31, 2024.

Amortization of Stock-Based Compensation

A total of $0 and $1,153 of stock-based compensation expense was recognized during the three months ended December 31, 2024 and 2023, respectively, as a result of the vesting of common stock options issued in prior periods. As of December 31, 2024 no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at December 31, 2024.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$.0056-0.13	8,120,000	4.02 years	$0.052	8,120,000	$0.052

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	8,120,000	$0.052
Options issued	-	-
Options forfeited	-	-

Balance, December 31, 2024	8,120,000	$0.052

Exercisable, December 31, 2024	8,120,000	$0.052

As of December 31, 2024, these options in the aggregate had $57,740 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.03 of the Company’s common stock as of such date.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of December 31, 2024.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2024 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074 -0.10	15,387,050	7.51 years	$0.016	15,387,050	$0.016

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	15,387,050	$0.016
Warrants granted	-	-
Warrants expired	-	-

Balance, December 31, 2024	15,387,050	$0.016

Exercisable, December 31, 2024	15,387,050	$0.016

As of December 31, 2024, these warrants in the aggregate had $313,847 of intrinsic value as the per share market price of $0.03 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

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

The components of lease expense were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023

Operating lease cost	$10,118	$
Total net lease cost	$10,118	$

Supplemental balance sheet information related to leases was as follows:

	December 31,	September 30,
	2024	2024
Operating leases:
Operating lease assets	$54,012	$57,006

Current portion of operating lease liabilities	37,649	$36,428
Noncurrent operating lease liabilities	16,939	26,838
Total operating lease liabilities	$54,588	$63,266

Weighted average remaining lease term:
Operating leases	1.42 years	1.75 years

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,678	$-
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of December 31, 2024:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2025 (9 months)	$30,272
2026	27,639
2027	-
2028	-
2029	-
Total future undiscounted lease payments	57,911
Less interest	(3,323)
Present value of lease payments	54,588
Less current portion	37,649
Long-term operating lease liabilities	$16,939

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

Note 15 – Discontinued Operations

On April 20, 2023, the Company and Digipath Labs entered into the Purchase Agreement with Buyer pursuant to which Digipath Labs agreed to sell substantially all of its assets to Buyer for the Purchase Price as described in Note 1 above. The Purchase Price was subject to adjustments at closing based on, among other things, the amount by which the working capital of Digipath Labs at the closing was greater or less than $150,000.

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

In connection with the transactions contemplated by the Purchase Agreement, the Company, Digipath Labs and Buyer entered into a Management Services Agreement (the “Management Services Agreement”), dated as of April 30, 2023, pursuant to which Buyer was engaged to manage the operation of Digipath Labs’ cannabis testing laboratory (the “Lab”). The effectiveness of the Management Services Agreement was subject to the approval of the CCB, which was obtained on October 17, 2023. Pursuant to the Management Services Agreement, after the payment of expenses to third parties and a payment of 15% of cash collections to Digipath Labs (but not less than $15,000) in each month, Buyer was entitled to a management fee of $10,000 per month. Any remaining cash generated from the operation of the Lab in any month was payable 45% to the Buyer and 55% to the Company.

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs to Buyer. On June 24, 2024, the Company and Buyer settled the final amount owed on the working capital adjustment for an additional payment of $42,835. As a result of the closing, the Company recognized a gain on the sale of the assets in the amount of $1,581,981 which includes the excess value of the Purchase Price above the net assets as well as the working capital adjustment. On November 27, 2024, the Company entered into an amendment to the Asset Purchase Agreement with Buyer. Pursuant to the amendment, the Company and Buyer agreed to an early release of the escrow deposit, whereby the escrow deposit was reduced to $200,000 and released immediately to the Company. The Company received the escrow deposit amount on December 3, 2024. The settlement is recorded in other expenses in the accompanying statement of operations.

The statements of operations of Digipath Labs combined are summarized below:

	For the Three Months Ended
	December 31,
	2024	2023

Revenues	$-	$923,154
Cost of sales	-	421,511
Gross profit	-	501,643

Operating expenses:
General and administrative	-	203,185
Professional fees	-	4,750
Total operating expenses	-	207,935

Operating income	-	293,708

Other income (expense):
Interest expense	-	(1,081)
Total other income (expense)	-	(1,081)

Net income	$-	$292,627

Note 16 – Subsequent Events

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

On December 10, 2024, A. Stone Douglass, as the holder of a majority of the outstanding voting stock of the Company, approved the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Nevada on January 13, 2025 and became effective on January 15, 2025, at which point the increase in authorized shares of the Company’s common stock and preferred stock set forth in the Charter Amendment took effect.

The Company is party to a secured credit facility, under which the Company is able to borrow up to $200,000, which will incur interest at a rate of 12% (see Note 7 – Notes Payable). As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed $20,000 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility from February 28, 2025 to July 31, 2025 in exchange for a deferred payment of $400.

The Company is party to three convertible promissory notes that each have a maturity date of February 11, 2025 (see Note 8 – Convertible Notes Payable). On February 10, 2025, the Company and the holder of the three convertible promissory notes agreed to extend the maturity dates of each note to July 31, 2025 in exchange for aggregate deferred payments of $18,255.30.

The Company is party to a convertible promissory note that has a maturity date of February 11, 2024 (see Note 8 – Convertible Notes Payable). On February 14, 2025, the Company and the holder of the convertible promissory note agreed to extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2024 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q.

Overview

Hypha Labs, Inc. was incorporated in Nevada on October 5, 2010. Until February 20, 2024, Hypha Labs, Inc. and its subsidiaries (“Hypha Labs,” the “Company,” “we,” “our” or “us”) was a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, and supported the cannabis industry’s best practices for reliable testing. Our mission was to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients knew exactly what was in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Hypha Labs had been operating a cannabis-testing lab in Nevada since 2015.

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

Hypha Products Inc., a wholly owned subsidiary of the Company, was formed on April 18, 2024 to engage in the research, development and commercialization of a bioreactor, the Hypha Micropearl bioreactor, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated, easy-to-handle, tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

Our Hypha Micropearl bioreactor will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges are filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Labs app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative bioreactor technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency.

We intend to continue the design, development and testing of the Hypha Micropearl bioreactor over the next nine months. Initially, we will produce a limited number of bioreactors at our headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Upon completion of the design and successful testing of the Hypha Micropearl bioreactor, we will seek to enter into a manufacturing arrangement outside the United States to manufacture the Hypha Micropearl bioreactor for commercial sale. Our goal is to be in the position to market the Hypha Micropearl bioreactor by the end of calendar year 2025, although there can be no assurance we will achieve our goal in this time period, or at all.

Results of Operations for the Three Months Ended December 31, 2024 and 2023:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Increase /
	2024	2023	(Decrease)
Operating expenses:
General and administrative	1,025,111	14,743	1,010,368
Professional fees	280,153	55,821	224,332
Total operating expenses:	1,305,264	70,564	1,234,700

Operating loss	(1,305,264)	(70,564)	(1,234,700)

Total other income (expense)	(34,377)	(70,417)	36,040

Net loss from continuing operations	(1,339,641)	(140,981)	(1,198,660)
Net income from discontinued operations	-	292,627	(292,627)
Net income (loss)	$(1,339,641)	$151,646	$(1,491,287)

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2024 were $1,025,111, compared to $14,743 during the three months ended December 31, 2023, an increase of $1,010,368, or 6,853%. General and administrative expenses increased primarily due to increased corporate overhead activities and the issuance of the Series C Preferred shares to the sole officer with a value in excess of the purchase price of $968,356.

Professional Fees

Professional fees for the three months ended December 31, 2024 were $280,153, compared to $55,821 during the three months ended December 31, 2023, an increase of $224,332, or 402%. Professional fees included non-cash, stock-based compensation of $67,000 and $0 during the three months ended December 31, 2024 and 2023, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2024 was $34,377, compared to other expense, on a net basis, of $70,417 during the three months ended December 31, 2023, a net decrease of $36,040. Other expense consisted of interest expense of $22,374 and loss on the settlement of the escrow deposit of $20,003, offset by interest income of $8,000 for the three months ended December 31, 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2024 and 2023:

	2024	2023
Operating Activities	$(7,952)	$64,697
Investing Activities	(1,731)	(11,667)
Financing Activities	(44,900)	(15,784)
Net increase in Cash	$(54,583)	$37,246

Net Cash Provided by (Used in) Operating Activities

During the three months ended December 31, 2024, net cash used in operating activities was $7,952, compared to net cash provided by operating activities of $64,697 for the same period ended December 31, 2023, including cash provided by operating activities from discontinued operations of $0 for the three months ended December 31, 2024 compared to cash provided by operating activities from discontinued operations of $176,503 for the three months ended December 31, 2023. The decrease in cash provided by operating activities was primarily attributable to our increase in net loss related to the development of our new business.

Net Cash Used in Investing Activities

During the three months ended December 31, 2024, net cash used in investing activities was $1,731, compared to $11,667 used in investing activities for the same period ended December 31, 2023, including cash used in investing activities from discontinued operations of $0 for the three months ended December 31, 2024 compared to cash used in investing activities from discontinued operations of $11,667 for the three months ended December 31, 2023. The cash used in investing activities for both periods related to the purchase of fixed assets

Net Cash Used in Financing Activities

During the three months ended December 31, 2024, net cash used in financing activities was $44,900, compared to net cash used in financing activities of $15,784 for the same period ended December 31, 2023, including cash used in financing activities from discontinued operations of $0 for the three months ended December 31, 2024 compared to cash used in financing activities from discontinued operations of $15,784 for the three months ended December 31, 2023.

Ability to Continue as a Going Concern

As of December 31, 2024, our balance of cash on hand was $36,584, and we had negative working capital of $1,294,879 and an accumulated deficit of $21,887,067 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the Company’s lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company will seek to raise funds to complete the development and testing of its bioreactor over the next 6 to 12 months and to fund the initial launch of commercial sales of its bioreactor device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a potential Regulation A offering, following such 12- month period to successfully execute its business plan. The Company is also currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional financing may result in substantial dilution to existing stockholders.

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

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognized revenue from the sale of lab testing services through our subsidiary Digipath Labs.

Our historical revenue was primarily generated through our subsidiary, Digipath Labs, which recognized revenue from the analytical testing of cannabis products for licensed producers and cultivators within the state of Nevada on a determinable fixed fee per test, or panel of tests, basis. Revenue from the performance of those services was recognized upon completion of the tests, at which time test results were delivered to the customer, provided collectability of the fee is reasonably assured. We typically required payment within thirty days of the delivery of results.

For the three months ended December 31, 2023, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2024, the Company issued 3,500,000 shares of common stock. The shares were valued at the closing price on the date of issuance for aggregate value of $67,500. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Amendment to Articles of Incorporation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 16, 2025)
10.1	Securities Purchase Agreement between the Company and A. Stone Douglass, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 16, 2024)
10.2	Amended and Restated Consulting, Confidentiality and Proprietary Rights Agreement, effective January 1, 2025, by and between Hypha Labs, Inc. and Duck’s Nest Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 24, 2025)
14.1	Code of Conduct and Business Ethics (incorporated by reference to Exhibit 14.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 24, 2025)
31.1*	Section 302 Certification of Principal Executive and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Filed herewith.

**Furnished herewith.

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

Dated:	February 14, 2025

