Form 10-Q
period 2025-03-31
Hypha Labs, Inc.
filed 2025-06-13
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of June 13, 2025 was 136,621,825.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets

Current assets:
Cash	$21,093	$91,166
Prepaids and other current assets	43,438	289,024
Deferred offering costs	122,432	30,000
Total current assets	186,963	410,190

Fixed assets, net	25,092	26,609
Right-of-use asset	44,914	57,006
Total non-current assets	70,006	83,615

Total Assets	$256,969	$493,805

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$330,574	$86,348
Accrued expenses	202,038	166,726
Accrued expenses – related parties	18,423	25,923

Current maturities of notes payable	65,600	-
Current maturities of convertible notes payable, net of discounts	1,078,235	1,078,235
Lease liability – current	38,894	36,428
Total current liabilities	1,733,764	1,393,660

Non-current liabilities:
Lease liability - long term	6,842	26,838
Total non-current liabilities	6,842	26,838

Total Liabilities	1,740,606	1,420,498

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of March 31, 2025 and September 30, 2024	333,600	333,600

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of March 31, 2025 and September 30, 2024	1,048	1,048
Series C preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 and no shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	1	-

Common stock, $0.001 par value, 880,000,000 shares authorized; 136,621,825 and 123,046,825 shares issued and outstanding as of March 31, 2025 and September 30, 2024, respectively	136,621	123,046
Additional paid-in capital	20,573,982	19,163,039
Accumulated deficit	(22,528,889)	(20,547,426)

Total Stockholders’ Deficit	(1,817,237)	(1,260,293)

Total Liabilities and Stockholders’ Deficit	$256,969	$493,805

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	65,467	182,504	1,090,578	197,247
Professional fees	603,695	391,543	883,848	447,364
Total operating expenses	669,162	574,047	1,974,426	644,611

Operating loss	(669,162)	(574,047)	(1,974,426)	(644,611)

Other income (expense):
Gain on sale of subsidiary assets	-	1,596,505	(20,003)	1,596,505
Interest income	-	-	8,000	-
Recovery of previously written off receivables	50,000	-	50,000	-
Other income		-		13,896
Loss on debt extinguishment	-	(956,494)	-	(956,494)
Interest expense	(22,660)	(73,958)	(45,034)	(158,271)
Total other income (expense)	27,340	566,053	(7,037)	495,636

Net loss from continuing operations before income taxes	(641,822)	(7,994)	(1,981,463)	(148,975)
Provision for income taxes	-	48,714	-	48,714
Net loss from continuing operations	(641,822)	(56,708)	(1,981,463)	(197,689)
Net income from discontinued operations, net of taxes	-	292,529	-	585,156
Net income (loss)	$(641,822)	$235,821	$(1,981,463)	$387,467

Weighted average number of common shares outstanding – basic	131,081,825	92,083,084	127,814,133	89,576,328
Weighted average number of common shares outstanding – fully diluted	131,081,825	92,083,084	127,814,133	89,576,328

Net loss per share from continuing operations – basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net income (loss) per share from discontinued operations – basic	$-	$0.00	$-	$0.01
Net income (loss) per share – basic	$(0.01)	$0.00	$(0.02)	$0.00

Net loss per share from continuing operations – diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Net income (loss) per share from discontinued operations – diluted	$-	$0.00	$-	$0.01
Net income (loss) per share – diluted	$(0.01)	$0.00	$(0.02)	$0.00

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$19,163,039	$(20,547,426)	$(1,260,293)

Stock-based compensation	-	-	-	-	-	-	3,500,000	3,500	63,500	-	67,000

Issuance of shares of Series C preferred stock	-	-	-	-	1,000	1	-	-	968,455	-	968,456

Net income	-	-	-	-	-	-	-	-	-	(1,339,641)	(1,339,641)

Balance, December 31, 2024	333,600	333,600	1,047,942	1,048	1,000	1	126,546,825	126,546	20,194,994	(21,887,067)	(1,564,478)

Stock-based compensation	-	-	-	-	-	-	10,075,000	10,075	378,988	-	389,063

Net income	-	-	-	-	-	-	-	-	-	(641,822)	(641,822)

Balance, March 31, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	136,621,825	$136,621	$20,194,994	$(21,887,067)	$(1,817,237)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock			Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048		$		87,096,820	$87,097	$17,468,746	$(19,761,997)	$(2,205,106)

Stock-based compensation	-	-	-	-	-		-	-	-	1,153	-	1,153

Net Income	-	-	-	-	-		-	-	-	-	151,646	151,646

Balance, December 31, 2023	333,600	333,600	1,047,942	1,048	-		-	87,096,820	87,097	17,469,899	(19,610,351)	(2,052,307)

Shares issued for conversion of notes payable	-	-	-	-	-		-	4,000,000	4,000	36,000	-	40,000

Stock-based compensation	-	-	-	-	-		-	14,183,335	14,183	334,148	-	348,331

Modification of conversion price in debt extinguishment	-	-	-	-	-		-	-	-	956,494	-	956,494

Net income	-	-	-	-	-		-	-	-	-	235,821	235,821

Balance, March 31, 2024	333,600	$333,600	1,047,942	$1,048		$		87,096,820	$87,097	$17,469,899	$(19,610,351)	$(2,052,307)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(1,981,463)	$(197,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,247	-
Gain on sale of subsidiary net assets		(1,596,505)
Loss on debt extinguishment	-	956,494
Stock-based compensation	1,424,419	349,484
Amortization of debt discounts	-	43,050
Amortization of right-of-use asset	12,092	-
Decrease (increase) in assets:
Other current assets	245,586	(3,030)
Increase (decrease) in liabilities:
Accounts payable	244,227	(14,530)
Accrued expenses	35,311	20,080
Accrued expenses – related parties	(7,500)	7,610
Lease liability	(17,530)	-
Net cash used in operating activities from continuing operations	(41,611)	(435,036)
Net cash provided by operating activities from discontinued operations	-	373,913
Net cash used in operating activities	(41,611)	(61,123)

Cash flows from investing activities
Purchase of fixed assets	(1,730)	-
Cash received from sale of subsidiary net assets	-	2,126,934
Net cash provided by (used in) investing activities from continuing operations	(1,730)	2,126,934
Net cash used in investing activities from discontinued operations	-	(11,667)
Net cash provided by (used in) investing activities	(1,730)	2,115,267

Cash flows from financing activities
Proceeds from notes payable	65,600	-
Repayments of notes payable	-	(595,965)
Repayments of convertible notes payable	-	(650,000)
Proceeds from sale of Series C Preferred shares	100	-
Payment of deferred offering costs	(92,432)	-
Net cash used in financing activities from continuing operations	(26,732)	(1,245,965)
Net cash used in financing activities from discontinued operations	-	(15,784)
Net cash used in financing activities	(26,732)	(1,261,749)

Net increase (decrease) in cash	(70,073)	792,395
Cash – beginning	91,166	271,006
Cash – ending	$21,093	$1,063,401

Supplemental disclosures:
Interest paid	$-	$126,533
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable and accrued interest added to note principal balance	$-	$39,965
Common stock issued for conversion of note payable	$-	$40,000

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

Hypha Products Inc., a wholly owned subsidiary of the Company, was formed on April 18, 2024 to engage in the research, development and commercialization of an accelerator, the Hypha Micropearl accelerator, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated, easy-to-handle, tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2025:

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

The Company had no revenues for the three and six months ended March 31, 2025 and 2024. For the three and six months ended March 31, 2024, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended March 31, 2025 and 2024. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended March 31, 2025 and 2024.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended March 31, 2025, 104,490,131 shares issuable upon conversion of convertible notes payable, 8,120,000 shares issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three and six months ended March 31, 2024, 108,490,131 shares issuable upon conversion of convertible notes payable, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of March 31, 2025, the Company had negative working capital of $1,546,801, accumulated recurring losses of $22,528,889, and $21,093 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2025 and September 30, 2024, respectively:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,078,235

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,078,235

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2025.

Note 4 – Related Party Transactions

During the six months ended March 31, 2025 the Company incurred compensation expense of $60,000 for services provided by its sole officer. As of March 31, 2025, $30,000 was owed to the sole officer for services provided.

During the six months ended March 31, 2025 the Company accrued fees of $10,000 for services provided by its directors. As of March 31, 2025, the Company has accrued a total of $17,500 in fees for services provided by its directors.

As of March 31, 2025, the Company has accrued a total of $7,401 in reimbursable expenses owed to the officer and directors.

During the six months ended March 31, 2025, the Company entered into an agreement with the sole officer to purchase 100 shares of Series C Preferred for $100 cash. See Note 9 for further details.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note originally had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025, with the final payment of $216,780 due on December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has received $124,000 of payments from Invictus.

The Company has recorded a full allowance against the Invictus Note, as of the transaction date, as collectability was not reasonably assured at of the transaction date.

Note 6 – Fixed Assets

Fixed assets consist of the following at March 31, 2025 and September 30, 2024, respectively:

	As of
	March 31,	September 30,
	2025	2024
Lab equipment	$29,385	$27,655
Less: accumulated depreciation	(4,293)	(1,046)
Total	$25,092	$26,609

Note 7 –Notes Payable

Notes payable consists of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31, 2024	September 30, 2024

On October 15, 2024, the Company entered into a secured credit facility with a third party. Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed $20,000 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400.	$65,600	$-

Total notes payable	65,600	-
Less: current maturities	(65,600)	-
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $1,266 and $18,588 during the three months ended March 31, 2025 and 2024, respectively, and the notes payable in the amount of $1,773 and $36,614 during six months ended March 31, 2025 and 2024, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at March 31, 2025 and September 30, 2024, respectively:

	March 31,	September 30,
	2025	2024

On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. As of December 31, 2024, the Note was in default. On February 14, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000.	$50,000	$50,000

On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000.	355,469	355,469

On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000.	310,000	310,000

On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matured on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255.30.	362,765	362,765

Total convertible notes payable	$1,078,235	$1,078,235
Less: current maturities	(1,078,235)	(1,078,235)
Convertible notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $21,393 and $41,657 for the three months ended March 31, 2025 and 2024, respectively. The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $43,261 and $78,607 for the six months ended March 31, 2025 and 2024, respectively

The Company recognized interest expense for the six months ended March 31, 2025 and 2024, respectively, as follows:

	March 31,	March 31,
	2025	2024

Interest on notes payable	$1,773	$36,614
Amortization of debt discounts	-	43,050
Interest on convertible notes	43,261	78,607
Total interest expense	$45,034	$158,271

Note 9 – Stockholders’ Equity

Preferred Stock

As of March 31, 2025, the Company was authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share. As of March 31, 2025, 6,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”). Additionally, pursuant to the Certificate of Designation of the Series D Preferred (see Note 16 – Subsequent Events), effective as of April 2, 2025, 60,000,000 shares have been designated as Series D Preferred Stock (“Series D Preferred”). The remaining 2,499,000 shares of preferred stock are available for designation from time to time by our board of directors as set forth below. As of March 31, 2025, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, and 1,000 shares of Series C Preferred issued and outstanding. There are currently no shares of Series D Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock, each share of Series B Preferred is currently convertible into twenty-five shares of common stock, and each share of Series D Preferred is currently convertible into one share of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at March 31, 2025 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

Additional terms of the Series A Preferred include the following:

●	The shares of Series A Preferred are entitled to dividends when, as and if declared by our board of directors as to the shares of the common stock of the Company into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above.

●	Upon the liquidation or dissolution of the Company, or any merger or sale of all or substantially all of the assets, the shares of Series A Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the purchase price per share of Series A Preferred plus all accrued but unpaid dividends.

●	The Series A Preferred plus all declared but unpaid dividends thereon automatically will be converted into common stock, at the then applicable conversion rate, upon the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred.

●	Each share of Series A Preferred will carry a number of votes equal to the number of shares of common stock into which such Series A Preferred may then be converted, subject to the 4.99% beneficial ownership limitation described above. The Series A Preferred generally will vote together with the common stock and not as a separate class, except as provided below.

●	Consent of the holders of the outstanding Series A Preferred, voting separately as a class, is required in order for the Company to: (i) amend or change the rights, preferences, privileges or powers of, or the restrictions provided for the benefit of, the Series A Preferred; (ii) authorize, create or issue shares of any class of stock having rights, preferences, privileges or powers superior to the Series A Preferred; (iii) reclassify any outstanding shares into shares having rights, preferences, privileges or powers superior to the Series A Preferred; or (iv) amend the Company’s Articles of Incorporation or Bylaws in a manner that adversely affects the rights of the Series A Preferred.

●	Pursuant to various Securities Purchase Agreements, holders of Series A Preferred are entitled to unlimited “piggyback” registration rights on registrations by the Company, subject to pro rata cutback at any underwriter’s discretion.

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

Series D Preferred

The Series D Preferred ranks, as to dividend rights and rights upon our liquidation, dissolution, or winding up, junior to the Series A Preferred and Series B Preferred and senior to the Series C Preferred and all classes or series of common stock. The terms of the Series D Preferred do not limit our ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or senior in rank to the shares of Series D Preferred as to distribution rights and rights upon our liquidation, dissolution or winding up.

The shares of Series D Preferred are not entitled to dividends, provided that if dividends are paid on the shares of common stock, the Series D Preferred will be entitled to dividends based on the number shares of common stock which the Series D Preferred may then be converted.

The liquidation preference for each share of Series D Preferred is $0.20. Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series D Preferred will be entitled to receive out of the assets of the Company available to its stockholders before any payment is made to the holders of shares of common stock or other classes of shares of the Company ranking junior to the Series D Preferred, the liquidation preference with respect to their shares plus an amount equal to any accrued but unpaid dividends (if declared) to, but not including, the date of payment with respect to such shares. After the payment to the holders of the Series D Preferred of the amount payable to them as above provided, they shall not be entitled to share in any further distribution of the assets or property of the Company.

The shares of Series D Preferred have no maturity date, and the Company is not required to redeem shares of Series D Preferred at any time. Accordingly, the shares of Series D Preferred will remain outstanding indefinitely, unless otherwise converted at the option of the holder thereof or pursuant to a mandatory conversion described below.

At any time after issuance, each share of Series D Preferred is convertible into one share of common stock at the option of the holder. At any time after issuance upon the occurrence of any of the following events, the Company shall have a right to direct the mandatory conversion of the Series D Preferred: (a) a change in control, or (b) if the closing price of the common stock closes at or above $0.40 per share for 10 consecutive trading days.

Holders of Series D Preferred generally have no voting rights. However, certain material and adverse changes to the terms of the Series D Preferred cannot be made without the affirmative vote of holders of at least a majority of the outstanding shares of Series D Preferred, voting as a separate class.

Common Stock

The common stock has a par value of $0.001, and 880,000,000 shares were authorized as of March 31, 2025, of which 136,621,825 shares were issued and outstanding as of March 31, 2025.

Common Stock Transactions for the Six Months Ended March 31, 2025

During the six months ended March 31, 2025, the Company issued 13,575,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $456,063.

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at March 31, 2025 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

There were no issuances of common stock options during the six months ended March 31, 2025.

Amortization of Stock-Based Compensation

A total of $0 and $1,153 of stock-based compensation expense was recognized during the six months ended March 31, 2025 and 2024, respectively, as a result of the vesting of common stock options issued in prior periods. As of March 31, 2025 no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at March 31, 2025.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$.0056-0.13	8,120,000	3.62 years	$0.052	8,120,000	$0.052

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	8,120,000	$0.052
Options issued	-	-
Options forfeited	-	-

Balance, March 31, 2025	8,120,000	$0.052

Exercisable, March 31, 2025	8,120,000	$0.052

As of March 31, 2025, these options in the aggregate had $40,690 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.025 of the Company’s common stock as of such date.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 15,387,050 shares of common stock were outstanding as of March 31, 2025.

The following is a summary of information about our warrants to purchase common stock outstanding at March 31, 2025 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074 -0.10	15,387,050	7.26 years	$0.016	15,387,050	$0.016

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	15,387,050	$0.016
Warrants granted	-	-
Warrants expired	-	-

Balance, March 31, 2025	15,387,050	$0.016

Exercisable, March 31, 2025	15,387,050	$0.016

As of March 31, 2025, these warrants in the aggregate had $237,469 of intrinsic value as the per share market price of $0.025 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

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

The components of lease expense were as follows:

	For the	For the
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2025	2024

Operating lease cost	$20,236	$-
Total net lease cost	$20,236	$-

Supplemental balance sheet information related to leases was as follows:

	March 31,	September 30,
	2025	2024
Operating leases:
Operating lease assets	$44,914	$57,006

Current portion of operating lease liabilities	38,894	$36,428
Noncurrent operating lease liabilities	6,842	26,838
Total operating lease liabilities	$45,736	$63,266

Weighted average remaining lease term:
Operating leases	1.17 years	1.75 years

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17,530	$-
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of March 31, 2025:

Fiscal Year Ending	Minimum Lease
March 31,	Commitments
2025 (6 months)	$20,400
2026	27,639
2027	-
2028	-
2029	-
Total future undiscounted lease payments	48,039
Less interest	(2,303)
Present value of lease payments	45,736
Less current portion	38,894
Long-term operating lease liabilities	$6,842

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

Pursuant to the Purchase Agreement, the Buyer deposited $230,000 into an escrow account upon the execution of the Purchase Agreement, and such amount was to continue to be held in escrow for a 12-month period following closing to satisfy any indemnification claims Buyer may have against Digipath Labs.

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

The statements of operations of Digipath Labs are summarized below:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31
	2025	2024	2025	2024

Revenues	$-	$712,145	$-	$1,635,299
Cost of sales	-	229,013	-	650,524
Gross profit	-	483,132	-	984,775

Operating expenses:
General and administrative	-	189,983	-	393,168
Professional fees	-	-	-	4,750
Total operating expenses	-	189,983	--	397,918

Operating income(loss)	-	293,149		586,857

Other income (expense):
Interest expense	-	(620)	-	(1,701)
Total other income (expense)	-	(620)	-	(1,701)

Net income (loss)	$-	$292,529	$-	$585,156

Note 16 – Subsequent Events

On April 1, 2025, our board of directors (i) approved the creation of a new series of preferred stock of the Company, designated as Series D Preferred, (ii) approved the filing of a Certificate of Designation of the Series D Preferred Stock (the “Certificate of Designation of the Series D Preferred”) with the Secretary of State of the State of Nevada, and (iii) reserved 60,000,000 shares of the Company’s common stock for issuance upon a conversion of the Series D Preferred.

On April 2, 2025, the Certificate of Designation of the Series D Preferred was filed with the Secretary of State of the State of Nevada and was declared effective.

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

Hypha Products Inc., a wholly owned subsidiary of the Company, was formed on April 18, 2024 to engage in the research, development and commercialization of an accelerator, the Hypha Micropearl accelerator, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated, easy-to-handle, tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

Our Hypha Micropearl accelerator will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges are filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Labs app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative accelerator technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency.

We intend to continue the design, development and testing of the Hypha Micropearl accelerator over the next six months. Initially, we will produce a limited number of accelerators at our headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Upon completion of the design and successful testing of the Hypha Micropearl accelerator, we will seek to enter into a manufacturing arrangement outside the United States to manufacture the Hypha Micropearl accelerator for commercial sale. Our goal is to be in the position to market the Hypha Micropearl accelerator by the end of calendar year 2025, although there can be no assurance we will achieve our goal in this time period, or at all.

Results of Operations for the Three Months Ended March 31, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Increase /
	2025	2024	(Decrease)
Operating expenses:
General and administrative	65,467	182,504	(117,037)
Professional fees	603,695	391,543	212,152
Total operating expenses:	669,162	574,047	95,115

Operating loss	(669,162)	(574,047)	(95,115)

Total other income	27,340	566,053	(538,713)

Net loss from continuing operations	(641,822)	(56,708)	(633,828)
Net income from discontinued operations	-	292,529	(292,529)
Net income (loss)	$(641,822)	$235,821	$(877,643)

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $65,467, compared to $182,504 during the three months ended March 31, 2024, a decrease of $117,037, or 64%. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended March 31, 2025 were $603,695, compared to $391,543 during the three months ended March 31, 2024, an increase of $212,152, or 17%. Professional fees included non-cash, stock-based compensation of $389,063 and $0 during the three months ended March 31, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Other Income

Other income, on a net basis, for the three months ended March 31, 2025 was $27,340, compared to other income, on a net basis, of $566,053 during the three months ended March 31, 2024, a net decrease of $538,713. Other expense consisted of interest expense of $22,660 offset by recovery of previously written off receivables of $50,000 for the three months ended March 31, 2024.

Results of Operations for the Six Months Ended March 31, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the six months ended March 31, 2025 and 2024.

	Six Months Ended March 31,		Increase /
	2025	2024	(Decrease)
Operating expenses:
General and administrative	1,090,578	197,247	893,331
Professional fees	883,848	447,364	436,484
Total operating expenses:	1,974,426	644,611	1,329,815

Operating loss	(1,974,426)	(644,611)	(1,329,815)

Total other income (expense)	(7,037)	495,636	(502,673)

Net loss from continuing operations	(1,981,463)	(197,689)	(1,783,774)
Net income from discontinued operations	-	585,156	(585,156)
Net income (loss)	$(1,981,463)	$387,467	$(2,368,930)

General and Administrative Expenses

General and administrative expenses for the six months ended March 31, 2025 were $1,090,578, compared to $197,247 during the six months ended March 31, 2024, an increase of $893,331, or 489%. General and administrative expenses increased primarily due to increased corporate overhead activities and the issuance of the Series C Preferred shares to our sole officer with a value in excess of the purchase price of $968,356.

Professional Fees

Professional fees for the six months ended March 31, 2025 were $883,848, compared to $447,364 during the six months ended March 31, 2024, an increase of $436,484, or 111%. Professional fees included non-cash, stock-based compensation of $456,063 and $222,257 during the six months ended March 31, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Operating Loss

Our operating loss for the six months ended March 31, 2025 was $1,974,426, compared to an operating loss of $644,611 during the six months ended March 31, 2024, an increase of $1,329,815, or 147%. Our operating loss increased primarily due to our increased general and administrative expenses.

Other Income (Expense)

Other expense, on a net basis, for the six months ended March 31, 2025 was $7,037, compared to other income, on a net basis, of $495,636 during the six months ended March 31, 2024. Other expense consisted of interest expense of $45,034 and loss on the settlement of the escrow deposit of $20,003, offset by interest income of $8,000 and the recovery of previously written off receivables of $50,000 for the six months ended March 31, 2025. Other income consisted of interest expense of $158,271, loss on extinguishment of debt of $956,494, the receipt from an insurance claim, and the gain on the sale of the net assets of Digipath Labs of $1,596,505 for the six months ended March 31, 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2025 and 2024:

	2025	2024
Operating Activities	$(41,611)	$(61,123)
Investing Activities	(1,730)	2,115,267
Financing Activities	(26,732)	(1,261,749)
Net increase in Cash	$(70,073)	$792,395

Net Cash Used In Operating Activities

During the six months ended March 31, 2025, net cash used in operating activities was $41,611, compared to net cash used in operating activities of $61,123 for the same period ended March 31, 2024, including cash used in operating activities from discontinued operations of $0 for the six months ended March 31, 2025 compared to cash provided by operating activities from discontinued operations of $373,913 for the six months ended March 31, 2025. The decrease in cash used in operating activities was primarily attributable to our increase in net loss related to the development of our new business.

Net Cash Provided by (Used in) Investing Activities

During the six months ended March 31, 2025, net cash used in investing activities was $1,730 compared to $2,115,267 provided by investing activities for the same period ended March 31, 2024, including cash used in investing activities from discontinued operations of $0 for the six months ended March 31, 2025 compared to cash used in investing activities from discontinued operations of $11,667 for the six months ended March 31, 2024.

Net Cash Used in Financing Activities

During the six months ended March 31, 2025, net cash used in financing activities was $26,732, compared to net cash used in financing activities of $1,261,749 for the same period ended March 31, 2024, including cash used in financing activities from discontinued operations of $0 for the six months ended March 31, 2025 compared to cash used in financing activities from discontinued operations of $15,784 for the six months ended March 31, 2024.

Ability to Continue as a Going Concern

As of March 31, 2025, our balance of cash on hand was $21,093, and we had negative working capital of $1,546,801 and an accumulated deficit of $22,528,889 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the Company’s lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company will seek to raise funds to complete the development and testing of its accelerator over the next 6 to 12 months and to fund the initial launch of commercial sales of its accelerator device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a potential Regulation A offering, following such 6 to 12-month period to successfully execute its business plan. The Company is also currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional financing may result in substantial dilution to existing stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 21, 2025, the Company issued 500,000 shares of common stock to an outside consultant. The shares were valued at the closing price on the date of issuance for a value of $12,400.

On February 17, 2025, the Company issued 9,500,000 shares of common stock to outside consultants. The shares were valued at the closing price on the date of issuance for an aggregate value of $374,300.

On February 20, 2025, the Company issued 75,000 shares of common stock. The shares were valued at the closing price on the date of issuance for a value of $2,363.

Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Amendment to Articles of Incorporation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 16, 2025)
3.2	Certificate of Designation of the Series D Preferred Stock of the Company, filed with the Secretary of State of the State of Nevada on April 2, 2025 (incorporated by reference to Exhibit 2.11 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 21, 2025)
10.1	Amended and Restated Consulting, Confidentiality and Proprietary Rights Agreement, effective January 1, 2025, by and between Hypha Labs, Inc. and Duck’s Nest Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 24, 2025)
31.1*	Section 302 Certification of Principal Executive and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished herewith.

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

Dated:	June 13, 2025