Form 10-Q
period 2025-06-30
Hypha Labs, Inc.
filed 2025-08-21
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 21, 2025 was 145,121,825.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(Unaudited)
Assets

Current assets:
Cash	$147,192	$91,166
Prepaids and other current assets	40,156	289,024
Deferred offering costs	153,032	30,000
Total current assets	340,380	410,190

Fixed assets, net	78,083	26,609
Right-of-use asset	35,640	57,006
Total non-current assets	113,723	83,615

Total Assets	$454,103	$493,805

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$383,256	$86,348
Accrued expenses	223,034	166,726
Accrued expenses – related parties	59,901	25,923
Current maturities of notes payable	275,733	-
Current maturities of convertible notes payable, net of discounts	1,208,235	1,078,235
Lease liability – current	36,545	36,428
Total current liabilities	2,186,704	1,393,660

Non-current liabilities:
Lease liability - long term	-	26,838
Total non-current liabilities	-	26,838

Total Liabilities	2,186,704	1,420,498

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of June 30, 2025 and September 30, 2024	333,600	333,600

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of June 30, 2025 and September 30, 2024	1,048	1,048
Series C preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 and no shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	1	-
Series D preferred stock, $0.001 par value, 60,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	-	-
Common stock, $0.001 par value, 880,000,000 shares authorized; 145,121,825 and 123,046,825 shares issued and outstanding as of June 30, 2025 and September 30, 2024, respectively	145,121	123,046
Additional paid-in capital	20,878,541	19,163,039
Accumulated deficit	(23,090,912)	(20,547,426)

Total Stockholders’ Deficit	(2,066,201)	(1,260,293)

Total Liabilities and Stockholders’ Deficit	$454,103	$493,805

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$-	$-	$-	$
Cost of sales	-	-	-
Gross profit	-	-	-		-

Operating expenses:
General and administrative	81,683	486,209	1,172,261		683,456
Professional fees	454,344	127,364	1,338,192		574,728
Total operating expenses	536,027	613,573	2,510,453		1,258,184

Operating loss	(536,027)	(613,573)	(2,510,453)		(1,258,184)

Other income (expense):
Gain on sale of subsidiary assets	-	(94,441)	(20,003)		1,502,064
Interest income	-	-	8,000		-
Recovery of previously written off receivables		-	50,000		-
Other income		-	-		13,896
Loss on debt extinguishment	-	-	-		(956,494)
Interest expense	(25,996)	(21,631)	(71,030)		(179,902)
Total other income (expense)	(25,996)	(116,072)	(33,033)		379,564

Net loss from continuing operations before income taxes	(562,023)	(729,645)	(2,543,486)		(878,620)
Provision for income taxes	-	22,748	-		(25,966)
Net loss from continuing operations	(562,023)	(706,897)	(2,543,486)		(904,586)
Net income from discontinued operations, net of taxes	-		-		585,156
Net income (loss)	$(562,023)	$(706,897)	$(2,543,486)		$(319,430)

Weighted average number of common shares outstanding – basic	136,951,495	107,730,705	130,817,429		95,605,702
Weighted average number of common shares outstanding – fully diluted	136,951,495	107,730,705	130,817,429		95,605,702

Net loss per share from continuing operations – basic	$(0.00)	$(0.01)	$(0.02)		$(0.01)
Net income (loss) per share from discontinued operations – basic	$-	$0.00	$-		$0.01
Net income (loss) per share – basic	$(0.00)	$(0.01)	$(0.02)		$0.00

Net loss per share from continuing operations – diluted	$(0.00)	$(0.01)	$(0.02)		$(0.01)
Net income (loss) per share from discontinued operations – diluted	$-	$0.00	$-		$(0.00)
Net income (loss) per share – diluted	$(0.00)	$(0.01)	$(0.02)		$(0.00)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$19,163,039	$(20,547,426)	$(1,260,293)

Stock-based compensation	-	-	-	-	-	-	3,500,000	3,500	63,500	-	67,000

Issuance of shares of Series C preferred stock	-	-	-	-	1,000	1	-	-	968,455	-	968,456

Net income	-	-	-	-	-	-	-	-	-	(1,339,641)	(1,339,641)

Balance, December 31, 2024	333,600	333,600	1,047,942	1,048	1,000	1	126,546,825	126,546	20,194,994	(21,887,067)	(1,564,478)

Stock-based compensation	-	-	-	-	-	-	10,075,000	10,075	378,988	-	389,063

Net income	-	-	-	-	-	-	-	-	-	(641,822)	(641,822)

Balance, March 31, 2025	333,600	333,600	1,047,942	1,048	1,000	1	136,621,825	136,621	20,573,982	(22,528,889)	(1,817,237)

Stock-based compensation	-	-	-	-	-	-	8,500,000	8,500	304,559	-	313,059

Net income	-	-	-	-	-	-	-	-	-	(562,023)	(562,023)

Balance, June 30, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	145,121,825	$145,121	$20,878,541	$(23,090,912)	$(2,066,201)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048	-	$-	87,096,820	$87,097	$17,468,746	$(19,761,997)	$(2,205,106)

Stock-based compensation	-	-	-	-	-	-	-	-	1,153	-	1,153

Net Income	-	-	-	-	-	-	-	-	-	151,646	151,646

Balance, December 31, 2023	333,600	333,600	1,047,942	1,048	-	-	87,096,820	87,097	17,469,899	(19,610,351)	(2,052,307)

Shares issued for conversion of notes payable	-	-	-	-	-	-	4,000,000	4,000	36,000	-	40,000

Stock-based compensation	-	-	-	-	-	-	14,183,335	14,183	334,148	-	348,331

Modification of conversion price in debt extinguishment	-	-	-	-	-	-	-	-	956,494	-	956,494

Net income	-	-	-	-	-	-	-	-	-	235,821	235,821

Balance, March 31, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	105,280,155	$105,280	$18,796,541	$(19,374,530)	$(471,661)

Stock-based compensation	-	-	-	-	-	-	7,433,335	7,433	180,631	-	188,064

Net income	-	-	-	-	-	-	-	-	-	(706,897)	(706,897)

Balance, June 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	112,713,490	$112,713	$18,977,172	$(20,081,427)	$(990,494)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(2,543,486)	$(904,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,583	146
Gain on sale of subsidiary net assets	-	(1,502,064)
Loss on debt extinguishment	-	956,494
Stock-based compensation	1,737,478	537,548
Amortization of debt discounts	-	43,050
Amortization of right-of-use asset	21,366	-
Decrease (increase) in assets:
Other current assets	248,868	(1,545)
Increase (decrease) in liabilities:
Accounts payable	399,715	7,441
Accrued expenses	56,307	(116,036)
Accrued expenses – related parties	33,978	7,610
Lease liability	(26,721)	-
Net cash used in operating activities from continuing operations	(64,912)	(971,942)
Net cash provided by operating activities from discontinued operations	-	373,913
Net cash used in operating activities	(64,912)	(598,029)

Cash flows from investing activities
Purchase of fixed assets	(1,730)	(17,467)
Cash received from sale of subsidiary net assets	-	2,126,934
Net cash provided by (used in) investing activities from continuing operations	(1,730)	2,109,467
Net cash used in investing activities from discontinued operations	-	(11,667)
Net cash provided by (used in) investing activities	(1,730)	2,097,800

Cash flows from financing activities
Proceeds from notes payable	115,600	-
Repayments of notes payable	-	(595,965)
Proceeds from convertible notes payable	130,000
Repayments of convertible notes payable	-	(650,000)
Proceeds from sale of Series C Preferred shares	100	-
Payment of deferred offering costs	(123,032)	-
Net cash used in financing activities from continuing operations	122,668	(1,245,965)
Net cash used in financing activities from discontinued operations	-	(15,784)
Net cash used in financing activities	122,668	(1,261,749)

Net increase (decrease) in cash	56,026	238,022
Cash – beginning	91,166	271,006
Cash – ending	$147,192	$509,028

Supplemental disclosures:
Interest paid	$-	$266,533
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Accounts payable and accrued interest added to note principal balance	$-	$39,965
Common stock issued for conversion of note payable	$-	$40,000
Note payable issued for fixed assets and accounts payable	$160,133	$-

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

Hypha Labs, Inc. was incorporated in Nevada on October 5, 2010. Hypha Labs, Inc. and its subsidiaries (“Hypha Labs,” the “Company,” “we,” “our” or “us”) was a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets and supported the cannabis industry’s best practices for reliable testing. Our mission was to provide pharmaceutical-grade analysis and testing to the cannabis industry, under ISO-17025:2017 guidelines, to ensure consumers and patients knew exactly what was in the cannabis they ingest and to help maximize the quality of our clients’ products through research, development, and standardization. Hypha Labs had been operating a cannabis-testing lab in Nevada since 2015.

On February 20, 2024, we completed the sale of the net assets of our wholly-owned subsidiary Digipath Labs, Inc. (“Digipath Labs”). As of that date, we were no longer in business as a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training. Following closing of the asset sale, the Company changed its name from Digipath, Inc. to Hypha Labs, Inc.

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

Our Hypha Micropearl accelerator will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges will be filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Labs app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative accelerator technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2025:

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

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company and subsidiaries will be collectively referred to herein as the “Company”, “Hypha” or “FUNI”. The Company’s headquarters are located in Las Vegas, Nevada.

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

The Company had no revenues for the three and nine months ended June 30, 2025. For the three and nine months ended June 30, 2024, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the periods ended June 30, 2024. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the periods ended June 30, 2024.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended June 30, 2025, 108,823,464 shares issuable upon conversion of convertible notes payable, 8,120,000 shares issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the three and nine months ended June 30, 2024, 104,490,131 shares issuable upon conversion of convertible notes payable, 8,120,000 shares of common stock issuable upon exercise of options, 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of June 30, 2025, the Company had negative working capital of $1,846,324, accumulated recurring losses of $23,090,912, and $147,192 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2025 and September 30, 2024, respectively:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,208,235

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Liabilities
Convertible notes payable	-	-	$1,078,235

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended June 30, 2025.

Note 4 – Related Party Transactions

During the nine months ended June 30, 2025 the Company incurred compensation expense of $90,000 for services provided by its sole officer. As of June 30, 2025, $30,000 was owed to the sole officer for services provided.

During the nine months ended June 30, 2025 the Company accrued fees of $15,000 for services provided by its directors. As of June 30, 2025, the Company has accrued a total of $22,500 in fees for services provided by its directors.

As of June 30, 2025, the Company has accrued a total of $7,401 in reimbursable expenses owed to the officer and directors.

During the nine months ended June 30, 2025, the Company entered into an agreement with the sole officer to purchase 1,000 shares of Series C Preferred for $100 cash. See Note 9 for further details.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note originally had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, and $125,000 due on September 30, 2025, with the final payment of $216,780 due on December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has received $124,000 of payments from Invictus.

The Company has recorded a full allowance against the Invictus Note, as of the transaction date, as collectability was not reasonably assured at of the transaction date.

Note 6 – Fixed Assets

Fixed assets consist of the following at June 30, 2025 and September 30, 2024, respectively:

	As of
	June 30,	September 30,
	2025	2024
Lab equipment	$86,712	$27,655
Less: accumulated depreciation	(8,629)	(1,046)
Total	$78,083	$26,609

Note 7 –Notes Payable

Notes payable consists of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30, 2025	September 30, 2024

On October 15, 2024, the Company entered into a secured credit facility with a third party (the “2024 Secured Credit Facility”). Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of the date of this Quarterly Report on Form 10-Q, the Company has borrowed $86,900 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400. On August 18, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2027 in exchange for a deferred payment of $2,607.	$86,900	$-

On January 25, 2025, the Company entered into a 12% secured credit facility for up to $200,000 payable on the earlier of December 31, 2025 or the date the Company receives sufficient funds from the Invictus Note describe in Note 5 above. During the nine months ended June 30, 2025, the lender paid for certain services and equipment on behalf of the Company for an aggregate of $160,133. In addition, the lender advanced $23,000 of cash directly to the Company.	183,133

Total notes payable	275,733	-
Less: current maturities	(275,733)	-
Notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rate on the notes payable in the amount of $4,329 and $0 during the three months ended June 30, 2025 and 2024, respectively, and in the amount of $6,102 and $36,614 during nine months ended June 30, 2025 and 2024, respectively.

Note 8 – Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2025 and September 30, 2024, respectively:

	June 30,	September 30,
	2025	2024

(1) On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matured on August 11, 2022, as amended, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. On February 14, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $1,500. See “Note 16” for details.	$50,000	$50,000

(2) On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment. See “Note 16” for details.	355,469	355,469

(3) On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment. See “Note 16” for details.	310,000	310,000

(4) On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matured on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255.30. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment. See “Note 16” for details.	362,765	362,765

(5) On June 5, 2025, the Company received proceeds of $130,000 on a senior secured convertible note that carries an 8% interest rate, which matures on May 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	130,000	-

Total convertible notes payable	$1,208,235	$1,078,235
Less: current maturities	(1,208,235)	(1,078,235)
Convertible notes payable	$-	$-

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $21,667 and $21,630 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $64,928 and $100,238 for the nine months ended June 30, 2025 and 2024, respectively

The Company recognized interest expense for the nine months ended June 30, 2025 and 2024, respectively, as follows:

	June 30,	June 30,
	2025	2024

Interest on notes payable	$6,102	$36,614
Amortization of debt discounts	-	43,050
Interest on convertible notes	64,928	100,238
Total interest expense	$71,030	$179,902

Note 9 – Stockholders’ Equity

Preferred Stock

As of June 30, 2025, the Company was authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2025, 6,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”) and effective as of April 2, 2025, 60,000,000 shares have been designated as Series D Preferred Stock (“Series D Preferred”). The remaining 2,499,000 shares of preferred stock are available for designation from time to time by our board of directors as set forth below. As of June 30, 2025, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, and 1,000 shares of Series C Preferred issued and outstanding. There are currently no shares of Series D Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock, each share of Series B Preferred is currently convertible into twenty-five shares of common stock, and each share of Series D Preferred is currently convertible into one share of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at June 30, 2025 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

The shares of Series D Preferred are not entitled to dividends, provided that if dividends are paid on the shares of common stock, the Series D Preferred will be entitled to dividends based on the number shares of common stock into which the Series D Preferred may then be converted.

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

Common Stock

The common stock has a par value of $0.001, and 880,000,000 shares were authorized as of June 30, 2025, of which 145,121,825 shares were issued and outstanding as of June 30, 2025.

Common Stock Transactions for the Nine Months Ended June 30, 2025

During the nine months ended June 30, 2025, the Company issued 19,075,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $613,563.

During the nine months ended June 30, 2025, the Company issued an aggregate of 3,000,000 shares of common stock to the Board of Directors in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $90,000.

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at June 30, 2025 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

During the nine months ended June 30, 2025, the Company issued 6,000,000 options to an outside consultant with the following terms; (i) 2,000,000 options will have an exercise price of $0.03 and will vest after two months from the date of issuance, (ii) 2,000,000 options will have an exercise price of $0.10 and will vest after four months from the date of issuance, and (iii) 2,000,000 options will have an exercise price of $0.10 and vest after six months from the date of issuance. All 6,000,000 options have a term of one year from the date of issuance. These options were not issued pursuant to any stock incentive plan.

Amortization of Stock-Based Compensation

A total of $5,760 and $1,153 of stock-based compensation expense was recognized during the nine months ended June 30, 2025 and 2024, respectively, as a result of the vesting of common stock options issued in prior periods. As of June 30, 2025, $73,413 of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at June 30, 2025.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$.0056-0.13	13,920,000	2.33 years	$0.062	7,920,000	$0.051

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	8,120,000	$0.052
Options issued	6,000,000	0.077
Options forfeited	(200,000)	0.10

Balance, June 30, 2025	13,920,000	$0.052

Exercisable, June 30, 2025	7,920,000	$0.052

As of June 30, 2025, these options in the aggregate had $51,540 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.028 of the Company’s common stock as of such date.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 17,387,050 shares of common stock were outstanding as of June 30, 2025.

During the nine months ended June 30, 2025, the Company issued 2,000,000 warrants to an outside consultant with an exercise price of $0.03, and a term of ten years after the issuance date and which vest immediately. The Company valued the warrants at $59,799.

The following is a summary of information about our warrants to purchase common stock outstanding at June 30, 2025 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074 -0.10	17,387,050	7.12 years	$0.017	17,387,050	$0.017

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2024	15,387,050	$0.016
Warrants granted	2,000,000	0.02
Warrants expired	-	-

Balance, June 30, 2025	17,387,050	$0.017

Exercisable, June 30, 2025	17,387,050	$0.017

As of June 30, 2025, these warrants in the aggregate had $302,073 of intrinsic value as the per share market price of $0.028 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

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

The components of lease expense were as follows:

	For the	For the
	Nine Months	Nine Months
	Ended June 30,	Ended June 30,
	2025	2024

Operating lease cost	$30,354	$-
Total net lease cost	$30,354	$-

Supplemental balance sheet information related to leases was as follows:

	June 30,	September 30,
	2025	2024
Operating leases:
Operating lease assets	$35,640	$57,006

Current portion of operating lease liabilities	36,545	$36,428
Noncurrent operating lease liabilities	-	26,838
Total operating lease liabilities	$36,545	$63,266

Weighted average remaining lease term:
Operating leases	0.92	1.75 years

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Nine Months	Nine Months
	Ended June 30,	Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$26,721	$-
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:	-
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of June 30, 2025:

Fiscal Year Ending	Minimum Lease
June 30,	Commitments
2025 (3 months)	$10,365
2026	27,639
2027	-
2028	-
2029	-
Total future undiscounted lease payments	38,004
Less interest	(1,459)
Present value of lease payments	36,545
Less current portion	(36,545)
Long-term operating lease liabilities	$-

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

The statements of operations of Digipath Labs are summarized below:

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30
	2025	2024		2025	2024

Revenues	$-		$-	$-	$1,635,299
Cost of sales	-		-	-	650,524
Gross profit	-		-	-	984,775

Operating expenses:
General and administrative	-		-	-	393,168
Professional fees	-		-	-	4,750
Total operating expenses	-		-	-	397,918

Operating income(loss)	-		-		586,857

Other income (expense):
Interest expense	-		-	-	(1,701)
Total other income (expense)	-		-	-	(1,701)

Net income (loss)	$-	$		$-	$585,156

Note 16 – Subsequent Events

On August 18, 2025, (i) the holder of the 2024 Secured Credit Facility agreed to further extend the maturity date thereof to July 31, 2027 in exchange for a deferred payment by the Company of $2,607, and (ii) the holders of the convertible promissory notes described in items #1-4 in Note 8 to the consolidated financial statements of the Company agreed to further extend the maturity dates thereof to July 31, 2027 in exchange for aggregate deferred payments by the Company totaling $32,347.

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

On February 20, 2024, we completed the sale of the net assets of our wholly owned subsidiary Digipath Labs, Inc. (“Digipath Labs”). As of that date, we were no longer in the business as a service-oriented independent testing laboratory, data analytics and media firm focused on the developing cannabis and hemp markets, which supported the cannabis industry’s best practices for reliable testing, cannabis education and training. Following closing of the asset sale, the Company changed its name from Digipath, Inc. to Hypha Labs, Inc.

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

Our Hypha Micropearl accelerator will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges will be filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Labs app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative accelerator technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency.

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Increase /
	2025	2024	(Decrease)
Operating expenses:
General and administrative	81,683	486,209	(404,526)
Professional fees	454,344	127,364	326,980
Total operating expenses:	536,027	613,573	(77,546)

Operating loss	(536,027)	(613,573)	167,622

Total other income (expense)	(25,996)	(116,072)	90,076

Net income (loss)	$(562,023)	$(706,897)	$144,874

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were $81,683, compared to $486,209 during the three months ended June 30, 2024, a decrease of $404,526, or 83%. General and administrative expenses decreased primarily due to decreased corporate overhead activities.

Professional Fees

Professional fees for the three months ended June 30, 2025 were $454,344, compared to $127,364 during the three months ended June 30, 2024, an increase of $326,980, or 257%. Professional fees included non-cash, stock-based compensation of $313,059 and $0 during the three months ended June 30, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Other Income (expense)

Other expense, on a net basis, for the three months ended June 30, 2025 was $25,996, compared to other expense, on a net basis, of $116,072 during the three months ended June 30, 2024, a decrease of $90,076 in other expenses. Other expense consisted of interest expense of $25,996.

Results of Operations for the Nine Months Ended June 30, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2025 and 2024.

	Nine Months Ended June 30,		Increase /
	2025	2024	(Decrease)
Operating expenses:
General and administrative	1,172,261	683,456	488,805
Professional fees	1,338,192	574,728	763,464
Total operating expenses:	2,510,453	1,258,184	1,252,269

Operating loss	(2,510,453)	(1,258,184)	(1,252,269)

Total other income (expense)	(33,033)	379,564	(412,597)

Net loss from continuing operations	(2,543,486)	(904,586)	(1,638,900)
Net income from discontinued operations	-	585,156	(585,156)
Net income (loss)	$(2,543,486)	$(319,430)	$(2,224,056)

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2025 were $1,172,261, compared to $683,456 during the nine months ended June 30, 2024, an increase of $488,805, or 101%. General and administrative expenses increased primarily due to increased corporate overhead activities and the issuance of the Series C Preferred shares to our sole officer with a value in excess of the purchase price of $968,356.

Professional Fees

Professional fees for the nine months ended June 30, 2025 were $1,338,192, compared to $574,728 during the nine months ended June 30, 2024, an increase of $763,464, or 599%. Professional fees included non-cash, stock-based compensation of $1,737,478 and $537,548 during the nine months ended June 30, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Operating Loss

Our operating loss for the nine months ended June 30, 2025 was $2,510,453, compared to an operating loss of $1,258,184 during the nine months ended June 30, 2024, an increase of $1,252,269, or 204%. Our operating loss increased primarily due to our increased general and administrative expenses.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended June 30, 2025 was $33,000, compared to other income, on a net basis, of $379,564 during the nine months ended June 30, 2024. Other expense consisted of interest expense of $71,030 and loss on the settlement of the escrow deposit of $20,003, offset by interest income of $8,000 and the recovery of previously written off receivables of $50,000 for the nine months ended June 30, 2025. Other income consisted of interest expense of $179,902, loss on extinguishment of debt of $956,494, the receipt from an insurance claim, and the gain on the sale of the net assets of Digipath Labs of $1,502,064 for the nine months ended June 30, 2024.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2025 and 2024:

	2025	2024
Operating Activities	$(64,912)	$(598,029)
Investing Activities	(1,730)	2,097,800
Financing Activities	122,668	(1,261,749)
Net increase in Cash	$56,026	$238,022

Net Cash Used In Operating Activities

During the nine months ended June 30, 2025, net cash used in operating activities was $64,912, compared to net cash used in operating activities of $598,029 for the same period ended June 30, 2024, including cash used in operating activities from discontinued operations of $0 for the nine months ended June 30, 2025 compared to cash provided by operating activities from discontinued operations of $373,913 for the nine months ended June 30, 2024. The decrease in cash used in operating activities was primarily attributable to our increase in net loss related to the development of our new business, offset by the total stock based compensation expense of $1,737,478.

Net Cash Provided by (Used in) Investing Activities

During the nine months ended June 30, 2025, net cash used in investing activities was $1,730 compared to $2,097,800 provided by investing activities for the same period ended June 30, 2024, including cash used in investing activities from discontinued operations of $0 for the nine months ended June 30, 2025 compared to cash used in investing activities from discontinued operations of $11,667 for the nine months ended June 30, 2024.

Nest Cash Used in Financing Activities

During the nine months ended June 30, 2025, net cash provided by financing activities was $122,668, compared to net cash used in financing activities of $1,261,749 for the same period ended June 30, 2024, including cash used in financing activities from discontinued operations of $0 for the nine months ended June 30, 2025 compared to cash used in financing activities from discontinued operations of $15,784 for the nine months ended June 30, 2024. The cash provided by financing activities in the current period related to proceeds from notes payable of $115,600 and proceeds from convertible notes payable of $130,000 offset by the payment of deferred offering costs in the amount of $123,032. The cash used in financing activities in the prior period related to the repayment of notes payable in the amount of $595,965 and convertible notes payable of $650,000.

Ability to Continue as a Going Concern

As of June 30, 2025, our balance of cash on hand was $147,192, and we had negative working capital of $1,846,324 and an accumulated deficit of $23,090,912 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the Company’s lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company will seek to raise funds to complete the development and testing of its accelerator over the next 6 to 12 months and to fund the initial launch of commercial sales of its accelerator device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a Regulation A offering, during such 6 to 12-month period to successfully execute its business plan. The Company is also currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation. In addition, additional equity financing may result in substantial dilution to existing stockholders.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 18, 2025, the Company issued 2,500,000 shares of common stock to outside consultants. The shares were valued at the closing price on the date of issuance for a value of $67,500.

On June 23, 2025, the Company issued an aggregate of 3,000,000 shares of common stock to outside consultants. The shares were valued at the closing price on the date of issuance for an aggregate value of $90,000.

On June 23, 2025, the Company issued an aggregate of 3,000,000 shares of common stock to its board of directors. The shares were valued at the closing price on the date of issuance for an aggregate value of $90,000.

Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Designation of the Series D Preferred Stock of the Company, filed with the Secretary of State of the State of Nevada on April 2, 2025 (incorporated by reference to Exhibit 2.11 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 21, 2025)
31.1*	Section 302 Certification of Principal Executive and Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive and Principal Financial Officer
101.INS*	Inline XBRL Instance Document +
101.SCH*	Inline XBRL Schema Document +
101.CAL*	Inline XBRL Calculation Linkbase Document +
101.DEF*	Inline XBRL Definition Linkbase Document +
101.LAB*	Inline XBRL Labels Linkbase Document +
101.PRE*	Inline XBRL Presentation Linkbase Document +
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith.

+	This information is furnished and not filed for purposes of Sections 11 and 13 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

Dated:	August 21, 2025

