Form 10-K
period 2025-09-30
Hypha Labs, Inc.
filed 2026-01-15
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $0.025 per share as of March 31, 2025 was $3,069,772.

As of January 15, 2026, there were 155,521,825 shares of registrant’s common stock outstanding.

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

Overview

Hypha Products Inc., a wholly owned subsidiary of the Company was formed on April 18, 2024, to engage in the research, development and commercialization of an accelerator, the Hypha Micropearl accelerator, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated easy to handle tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

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

We intend to continue the design, development and testing of the Hypha Micropearl accelerator over the next twelve months. Initially, we will produce a limited number of accelerators at our headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Upon completion of the design and successful testing of the Hypha Micropearl accelerator, we will seek to enter into a manufacturing arrangement outside the United States to manufacture the Hypha Micropearl accelerator for commercial sale. Our goal is to be in the position to market the Micropearl accelerator by the latter part of calendar year 2026, although there can be no assurance we will achieve our goal in this time period, or at all.

Technology

Traditional mushroom cultivation requires extensive infrastructure and costly lab equipment, posing significant barriers to small scale producers. We address this issue with our innovative accelerator technology which reduces costs, simplifies the process and ensures safe, high quality functional mushroom production, making it accessible to a broader audience.

Accelerators are devices that utilize biological processes mediated by enzymes, cells, and microorganisms to produce and analyze substances. Unlike chemical reactions, biological reactions in accelerators tend to be slower but are advantageous for producing fewer byproducts and maintaining catalytic activity without the need for high temperatures and pressures. This makes accelerators cost-effective and essential for various applications, including cell culture. Accelerators find applications in numerous industries, such as:

●	Food Production: Used to produce fermented products like miso, soy sauce, sake, and wine.

●	The Chemical Industry: Mass production of amino acids and sugars.

●	Medicine and Research: Producing functional substances through cell culture.

●	Physicochemical Analysis: Utilizing biosensors and autoanalyzers for detecting and quantifying substances.

Accelerators operate by managing conditions such as temperature, pH, and pressure to facilitate reactions with immobilized enzymes and other biological elements, leading to the synthesis, decomposition, or conversion of materials to obtain desired products. Cells, microorganisms, and purified enzymes serve as primary reaction elements, with immobilization techniques enhancing separation efficiency from the products.

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

We currently use the trademark Micropearls in connection with our accelerator device. Although we have not registered this trademark, our use and claim to this trademark can protect us from third parties using this trademark for similar products. There can be no assurance however that we will not experience infringement of our trademark, Micropearls, or any other trademark we use in the future.

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

Although we do not believe there are any other companies developing an accelerator device to produce functional mushrooms in the home, we do believe that there is ongoing research into the medical properties and applications of various mushroom species for personal care and pharmaceuticals which continues to promote the development of new functional mushroom-based products. For instance, in August 2023, Four Sigmatic, a wellness products manufacturing company, launched organic mushroom complex capsules in Calm, Focus, and Memory varieties. These capsules contain lion’s mane mushroom extract, vitamin B12, and L-theanine. Mushroom Perfecti, a company focused on the production of mushroom-based products from mycelium, is producing a line of nutritional supplements. Nature’s Rise, a manufacturer of organic mushroom products, launched Lion’s Mane organic powder extract on Amazon in October 2022 and Lifeway Foods, Inc., a U.S. supplier of Kefir and fermented probiotic products, launched a new line of adaptogenic medical mushroom beverages at the Winter Fancy Food Show in Las Vegas in February 2022. In August 2023, Applied Food Sciences Inc. (“AFS”), one of the leaders in supplying functional and organic ingredients, announced its equity investment and partnership with KAAPA Biotech, a Finland-based company. This partnership would help AFS expand its botanical portfolio by adding Nordic-grown medical mushroom extracts that could be used in food, beverages and supplements. These companies represent the availability of alternative sources of functional mushrooms offered to consumers.

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

Marketing and Sales

The Company intends to sell its products primarily online directly to consumers, with consumers purchasing our Hypha Micropearl accelerator directly through our app. Customers will also be able to purchase replacement cartridges online through our website or third- party providers. We intend to offer a subscription service to our users, where they can have regularly scheduled deliveries to their homes of replacement cartridges which will offer savings compared to one-off purchases.

Seasonality

Our business is not subject to seasonality.

Insurance

We intend to maintain property, business interruption, product liability and casualty insurance.

Employees

As of January 15, 2026, we had five employees. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Corporate Information

Our principal executive offices are located at 5940 S. Rainbow Boulevard, Las Vegas, Nevada 89118, Telephone No.: (702) 527-2060. Our website is located at http://www.hyphalabs.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Report.

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

As a result of recurring net losses and insufficient cash reserves, our independent certified public accountant has added a paragraph to its report on our financial statements for the year ended September 30, 2025 raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities and convertible notes. We will need additional funds to commercially launch and then operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will ever generate revenue and become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Our limited operating history in our current business makes it difficult to evaluate our current business and future prospects and the risk of your investment.

Although we were incorporated in 2010, we were previously in the business of operating a service-oriented independent testing laboratory, data analytics and media firm focused on developing cannabis and hemp markets. We sold the assets of this business in 2024, and recently positioned our business to develop and sell an accelerator device for the production of functional mushrooms. As such we have a limited operating history upon which to evaluate our commercial prospects. Our historical results are not indicative of our future results in the new line of business. Our limited operating history makes it difficult for potential investors to evaluate our prospective operations and business prospects. Investors should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in a competitive environment. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to be successful in the marketplace.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We plan to continue the development of the Hypha Micropearl accelerator over the next twelve months with the goal of commercializing the device by the end of calendar year 2026. Accordingly, we will continue to incur additional substantial development costs and other expenses to commercialize our products. We cannot reasonably estimate the actual amounts necessary to execute our business strategy and successfully launch our business. Further we cannot estimate the costs involved in the development, manufacture and commercialization of any future products. In addition, other unanticipated costs may arise. We will require additional financing to execute our business plan. As a result, until we can generate substantial revenues from our products, we expect to finance our cash needs though equity offerings, debt financings or other capital sources.

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

Our success depends on our ability to acquire and retain customers in a cost-effective manner through marketing efforts and exposure to our products. In order to create and expand our customer base, we will need to appeal to and acquire customers who have not historically consumed functional mushrooms or used an accelerator device to grow these mushrooms. We plan to make a significant investment related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our advertising efforts will consist primarily of email marketing, online advertisements and promotions, digital marketing and social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers through enhancements to the customer experience on our website, mobile-optimized websites and mobile operations. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

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

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

●	providing imagery, tools and technology that attract customers who historically would not have purchased our mushroom products;

●	maintaining a high-quality and diverse portfolio of nutrient and mycelium products to be used with the accelerator device to encourage repeat sales from existing customers;

●	delivering products on time and without damage; and

●	maintaining and further developing our online and mobile platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected. TM

The Company may not be successful in developing the Hypha Micropearl accelerator and introducing any new and improved models of the device.

We plan to continue the design, development and testing of the Hypha Micropearl accelerator over the next twelve months. If the accelerator performs as expected, of which there can be no assurance, we will introduce it into the marketplace. The introduction of the initial Hypha Micropearl accelerator will require substantial expenditures for advertising and marketing to gain marketplace recognition. Further, after the introduction and sale of the initial Hypha Micropearl accelerator, the ability to develop new and improved devices will be important to our long-term success. The ability to develop new and improved devices, will depend upon, among other things, whether we can develop and fund technological innovations and successfully anticipate consumer needs and preferences. There is no guarantee that we will be successful in developing products necessary to compete effectively in the functional mushroom industry or that we will be successful in advertising, marketing and selling the accelerator or any new products.

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

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently declined, but it is uncertain that it will remain at its current reduced level in the near-term. However, rising inflation in the future could have an adverse impact on our operating expenses and any potential borrowings under credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has started reducing interest rates with the decline in inflation but there is no assurance that rates will continue to decline throughout our fiscal year ending September 30, 2025. If interest rates remain high, we cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of any desired borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain financing, which could slow or deter future growth.

Our business is dependent on general economic conditions and consumer discretionary spending, and reductions in such spending might adversely affect the Company’s business, operations, liquidity, financial results and stock price.

Our business depends on consumer discretionary spending, and our results are highly dependent on U.S. consumer confidence and the health of the U.S. economy. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions; consumer disposable income; consumer confidence and perception of economic conditions, in part as a result of the trade policies of the U.S. government; the threat or outbreak of war, terrorism or public unrest (including, without limitation, the conflicts in Ukraine and the Middle East) which may cause supply chain disruptions, increase fuel costs and transportation costs, and create general economic instability; wage and unemployment levels; consumer debt and inflationary pressures; the costs of basic necessities and other goods; effects of weather and natural disasters caused by climate change or otherwise; and epidemics, contagious disease outbreaks, and other public health concerns including the COVID-19 pandemic. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

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

We may choose to rely upon manufacturers based in outside the United States, including China, and their operations are subject to risks associated with business operations in those countries as well as trade policies of the U.S. government. Any disruption in the ability of these manufacturers to supply us with our products on a timely basis could have a material adverse effect on our business, results of operations or financial condition.

Our current plan is to manufacture the Hypha Micropearl accelerator outside the United States to reduce manufacturing costs. Although we have not yet identified a manufacturer for our products, nor have we entered into an arrangement with any entity in a foreign country to manufacture our products, we may decide to manufacture the accelerator in mainland China or another foreign country. The Chinese government or any foreign government in a country where we choose to manufacture our products may intervene or influence the operations of a business located in that country, especially China, or the industry in which a business operates at any time, which could result in a material change to the operations of any manufacturer in such country. In addition, the trade policies of the U.S. government, in particular, and the tariffs imposed on goods manufactured in China and other foreign countries, may cause the cost to manufacture in a foreign country and ship our products to customers in the Unites States to be cost prohibitive. Foreign countries where we choose to manufacture may be subject to political instability and dramatic changes in economic policies. For example, policies of the Chinese government can have significant effects on the economic conditions of China and industries within China. The Chinese government had intended that economic development would follow the model of a market economy. Under this direction, we had anticipated that China would continue to strengthen its economic and trading relationships with foreign countries and business development in China would follow market forces. Given the current uncertainty of the global trading markets, we cannot assure you that this will be the case. Changes in policies, regulations, rules, and the enforcement of laws by a foreign government may produce quick shifts in policy with little advance notice that could adversely affect our interests by interfering with the operations of manufacturers and/or suppliers we choose to rely upon. Although the Chinese government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic, and social environment or in response to U.S. trade policies.

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

We may rely on a limited number of suppliers, or in some cases, a single supplier, for some of the components of our Hypha Micropearl accelerator, such as the cartridges, and may not be able to find replacements or immediately transition to alternative suppliers

We intend to source components, such as the cartridges, for the Hypha Micropearl accelerator from third parties. Our failure to maintain continued supply of such components, or supply that meets quality control requirements, particularly in the case of sole suppliers, would seriously harm our business, financial condition, and results of operations. In the event of any adverse developments with these vendors, our product supply may be interrupted, and obtaining substitute components could be difficult or require us to re-design our products. If the supply of components we receive from suppliers does not meet quality control standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, it may prevent our products from working properly or at all.

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

Although we do not believe there are any other companies developing an accelerator device to produce functional mushrooms in the home, we do believe that there is ongoing research into the medical properties and applications of various mushroom species for personal care and pharmaceuticals which continues to promote the development of new functional mushroom-based products. For instance, in August 2023, Four Sigmatic, a wellness products manufacturing company, launched organic mushroom complex capsules in Calm, Focus, and Memory varieties. These capsules contain lion’s mane mushroom extract, vitamin B12, and L-theanine. Mushroom Perfecti, a company focused on the production of mushroom based products from mycelium, is producing a line of nutritional supplements, Nature’s Rise, a manufacturer of organic mushroom products, launched Lion’s Mane organic powder extract on Amazon in October 2022 and Lifeway Foods, Inc., a US supplier of Kefir and fermented probiotic products, launched a new line of adaptogenic medical mushrooms beverages at the Winter Fancy Food Show in Las Vegas in February 2022. In August 2023 Applied Food Sciences Inc. (“AFS”), one of the leaders in supplying functional and organic ingredients, announced its equity investment and partnership with KAAPA Biotech, a Finland based company. This partnership would help AFS expand its botanical portfolio by adding Nordic grown medical mushroom extracts that could be used in food, beverages and supplements. These companies represent the availability of alternative sources of functional mushrooms offered to consumers.

Further, advancements in biotechnology and mycology have enabled researchers to explore novel cultivation techniques, optimize growing conditions, thereby enhancing the production of bioactive compounds in mushrooms. In May 2023, Optimi Health Corp., a Canadian-based company, opened a new mushroom research and development facility. The new facility consists of two 10,000-square-foot facilities with ten growing rooms producing approximately 2,000 kilograms of dried psilocybin mushrooms a month. Thus, the global functional mushroom market share is anticipated to exhibit a promising growth rate in a competitive marketplace.

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

If we are unable to protect our brand, including our trademarks, our business can be materially and adversely affected.

Our success is dependent in part on our ability to protect our brand and the trademarks we use to sell our products. We are currently using the trademark Micropearls with respect to our accelerator device and intend to introduce this product into the marketplace with this trademark. Although we have not registered this trademark, our use and claim to the name protects us from third parties using it for similar products, although third parties may still infringe our trademark. Any infringement of our trademark by third parties can lead to consumer confusion and any unauthorized use of a similar mark can make it challenging for consumers to distinguish between our brand and the infringing party. This confusion can erode the trust and loyalty that our customers may develop over time. Further, if an infringing party utilizes our brand’s trademark to sell subpar or counterfeit products, the quality associated with our brand can suffer. Consumers who encounter these inferior offerings may associate the negative experience with our brand, resulting in a tarnished reputation. It will be crucial for us to maintain control over our trademark to protect the positive association customers have with our brand. Trademark infringement can lead to lost business opportunities, as unauthorized parties may exploit our brand’s reputation and market presence for their gain. Such loss of opportunities can have long-lasting effects on our brand’s growth and profitability.

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

Our common stock is currently eligible for quotation on the OTCQB, however trading to date has been limited. If activity in the market for shares of our common stock does not increase, purchasers of our shares or those who receive shares upon conversion of our Series D Preferred Stock or exercise of warrants may find it difficult to sell their shares. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTCQB is often characterized by low trading volume and significant price fluctuations. These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price, of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

We have outstanding shares of preferred stock with rights and preferences superior to those of our Series D Preferred Stock and common stock.

The issued and outstanding shares of Series A Convertible Preferred Stock and Series B Preferred Stock grant the holders of such preferred stock liquidation and dividend rights that are superior to those held by the holders of our Series D Preferred Stock and our common stock.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the over-the-counter market and are quoted on the OTCBB and OTCQB under the symbol “FUNI”. As of January 13, 2026, the closing price of our common stock on the OTCQB was $0.038.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2024
First Quarter	$0.045	$0.006
Second Quarter	$0.070	$0.010
Third Quarter	$0.040	$0.012
Fourth Quarter	$0.060	$0.007

Fiscal Year Ended September 30, 2025
First Quarter	$0.038	$0.011
Second Quarter	$0.040	$0.016
Third Quarter	$0.035	$0.016
Fourth Quarter	$0.035	$0.012

As of January 15, 2026, there were approximately 140 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of January 15, 2026, there were 155,521,825 shares of common stock outstanding on record.

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

Equity Compensation Plan Information as of September 30, 2025

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,320,000	$0.089	N/A
Equity compensation plans not approved by security holders (2)	12,100,000	$0.054	N/A
Total	15,420,000		N/A

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

Share Authorization. The maximum aggregate number of shares which may be issued pursuant to awards granted under the 2012 Incentive Plan, as amended in June 2016, is Eleven Million Five Hundred Thousand (11,500,000) shares. Prior to its amendment, Three Million shares had been authorized for issuance under the 2012 Plan. As of September 30, 2025, options to purchase 3,320,000 shares were issued and outstanding under the 2012 Plan.

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

On July 1, 2025, the Company issued 2,000,000 shares of common stock to consultants for services rendered. The shares were valued using the closing stock price on the date of issuance for a value of $56,000.

Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

See Note 16 (Subsequent Events) to the accompanying financial statements for information on subsequent securities issuances.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Hypha Products Inc., a wholly owned subsidiary of the Company was formed on April 18, 2024, to engage in the research, development and commercialization of an accelerator, the Hypha Micropearl accelerator, a home appliance designed to accelerate the production of nutritionally beneficial mushrooms for human consumption. The Company’s easy-to-use device, together with its replacement cartridges, safely and effectively produces enriched mycelium of functional mushrooms, or Micropearls, in just eight days. These Micropearls contain active mushroom ingredients that offer a way to harness the medicinal properties of fungi in a concentrated easy to handle tasteless and odorless form. These Micropearls can be incorporated into various food and beverages without altering the flavor.

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

The Company had no revenues during the years ended September 30, 2025 or September 30, 2024, during which all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2025 and 2024. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2025 and 2024. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 - Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for non-performance.

Results of Operations

The following table shows operating results for the years ended September 30, 2025 and 2024.

	Years Ended September 30,		Increase /
	2025	2024	(Decrease)
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses:
General and administrative	1,416,695	943,691	473,004
Professional fees	1,584,713	833,336	701,377

Total operating expenses:	3,001,408	1,827,027	1,174,381

Operating loss	(3,001,408)	(1,820,027)	(1,174,381)

Total other income (expense)	(100,493)	470,631	(571,124)

Net loss from continuing operations before income taxes	(3,101,901)	(1,356,396)	(1,745,505)
Income tax expense	-	(14,189)	14,189
Net loss from continuing operations	(3,101,901)	(1,370,585)	(1,731,316)
Net income from discontinued operations	-	585,156	(585,156)
Net income (loss)	$(3,101,901)	$(785,429)	$(2,316,472)

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2025 were $1,416,695, compared to $943,691 during the year ended September 30, 2024, an increase of $473,004, or 50%. The expenses consisted primarily of salaries and wages and included $968,356 and $733,748 of non-cash stock-based compensation for the years ended September 30, 2025 and 2024, respectively. General and administrative expenses increased primarily due to increased corporate overhead activities and stock-based compensation with officers and consultants.

Professional Fees

Professional fees for the year ended September 30, 2025 were $1,584,713, compared to $883,336 during the year ended September 30, 2024, an increase of $701,377, or 79%. Professional fees included non-cash, stock-based compensation of $881,804 and $0 during the years ended September 30, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services during the current period as we increased our focus on developing our new business.

Operating Loss

Operating loss for the year ended September 30, 2025 was $3,001,408, compared to $1,820,027 during the year ended September 30, 2024, an increase of $1,174,381, or 64%. Operating loss increased primarily due to increased general and administrative and professional fees, during the year ended September 30, 2025, compared to the year ended September 30, 2024.

Other Income (Expense)

Other expense, on a net basis, for the year ended September 30, 2025 was $100,493, compared to other income of $470,631 during the year ended September 30, 2024, a decrease of $571,124. Other expense during the year ended September 30, 2025 consisted of $106,143 of interest expense, loss on debt extinguishment of $32,347 and other expense of $20,003 offset by the recovery of previously written off receivables of $58,000. Other income during the year ended September 30, 2024 consisted of $201,769 of interest expense and loss on extinguishment of debt of $956,494 offset by the recovery of previously written off receivables of $66,000 and a gain on the sale of subsidiary net assets of $1,548,998.

Liquidity and Capital Resources

As of September 30, 2025, the Company had current assets of $320,531, comprised of cash of $38,118, prepaids and other current assets of $26,560, and deferred offering costs of $255,853. The Company’s current liabilities as of September 30, 2025 were $2,512,387, consisting of $472,551 of accounts payable, $263,026 of accrued expenses, $130,462 of accrued expenses – related parties, current maturities of lease liabilities of $26,838, convertible notes payable net of discounts of $1,303,832 and notes payable net of discounts of $315,678.

The following table summarizes our total current assets, liabilities and working capital at September 30, 2025 and 2024.

	September 30,
	2025	2024
Current Assets	$320,531	$410,190

Current Liabilities	$2,512,387	$1,393,660

Working Capital	$(2,191,856)	$(983,470)

The following table summarizes our cash flows during the years ended September 30, 2025 and 2024, respectively.

	Years Ended
	September 30,
	2025	2024
Net cash (used in) operating activities	$(379,975)	$(1,033,875)
Net cash provided by (used in) investing activities	(32,966)	2,145,784
Net cash provided by (used in) financing activities	359,893	(1,291,749)

Net change in cash	$(53,048)	$(179,840)

Net Cash (Used in) Operating Activities

During the year ended September 30, 2025, net cash used in operating activities was $379,975, compared to net cash used in operating activities of $1,033,875 for the same period ended September 30, 2024, including cash provided by operating activities from discontinued operations of $0 for the year ended September 30, 2025 compared to cash provided by operating activities from discontinued operations of $358,576 for the year ended September 30, 2024. The decrease in cash used in operating activities was primarily attributable to our increase in net loss, offset by non-cash stock-based compensation expense of $1,850,160 along with decreases in prepaids and other current assets, accounts payable and accrued expenses.

Net Cash Provided by (Used in) Investing Activities

During the year ended September 30, 2025, net cash used in investing activities was $32,966, compared to $2,145,784 provided by investing activities for the same period ended September 30, 2024, including cash used in investing activities from discontinued operations of $0 for the year ended September 30, 2025 compared to cash used in investing activities from discontinued operations of $0 for the year ended September 30, 2024. The cash used in investing activities in the current period was a result of purchases of fixed assets compared to cash provided by investing activities for the prior period which was a result of the sale of the collateralized assets from the note receivable.

Net Cash Provided by (Used in) Financing Activities

During the year ended September 30, 2025, net cash provided by financing activities was $359,893, compared to net cash used in financing activities of $1,291,749 for the same period ended September 30, 2024, including cash used in financing activities from discontinued operations of $0 for the year ended September 30, 2025 compared to cash used in financing activities from discontinued operations of $15,784 for the year ended September 30, 2024. The current period consisted of $197,240 of proceeds from notes payable, $193,000 of proceeds from convertible notes payable, $100 of proceeds from the sale of Series C Preferred shares, and $76,296 in net proceeds from the sale of Series D Preferred shares, offset by $106,743 in payments of deferred offering costs, compared to $595,965 of repayments on notes payable, $650,000 of repayments on convertible notes payable and $30,000 in payments of deferred offering costs in the comparative period in the prior year.

Satisfaction of our Cash Obligations for the Next 12 Months

As of September 30, 2025, our balance of cash on hand was $38,118. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through the sale of equity securities. We will need additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Plan of Operations

Over the next 12 months, the Company plans to continue product design and development of its Micropearl accelerator, with the goal of commercializing the accelerator device by the end of calendar year 2026. Initially, the Company will produce a limited number of accelerators at its headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Based on the success of this testing, the Company will then seek to enter into an arrangement with a contract manufacturer to begin commercial production of the accelerator units. The Company’s goal is to be in the position to market the Micropearl accelerator for commercial sale by the latter part of calendar year 2026, although there can be no assurance it will achieve its goal in this time period, or at all.

Trend Information

The Company is still in the product design and development phase for the Micropearl accelerator. It anticipates finalizing product design and development in the next few months, with the goal of moving into beta testing of the device by the end of the second calendar quarter 2026, and then into production for commercial sale sometime before the end of calendar year 2026. There can be no assurance the Company will be able to meet the timeline proposed.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

HYPHA LABS, INC. & SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hypha Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hypha Labs, Inc. (“the Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations resulting in a significant accumulated deficit, and believes cash on hand is not sufficient to sustain operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
January 15, 2026

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	September 30, 2024

Assets

Current assets:
Cash	$38,118	$91,166
Note receivable	-	-
Prepaids and other current assets	26,560	289,024
Deferred offering costs	255,853	30,000
Assets held for sale - current	-	-
Total current assets	320,531	410,190

Fixed assets, net	62,507	26,609
Right-of-use asset	26,180	57,006
Total non-current assets	88,687	83,615

Total Assets	$409,218	$493,805

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$472,551	$86,348
Accrued expenses	263,026	166,726
Accrued expenses – related party	130,462	25,923
Current maturities of notes payable	315,678	-
Current maturities of convertible notes payable, net of discounts	1,303,832	1,078,235
Lease liabilities - current	26,838	36,428
Total current liabilities	2,512,387	1,393,660

Non-current liabilities:
Lease liabilities – long term	-	26,838
Total non-current liabilities	-	26,838

Total Liabilities	2,512,387	1,420,498

Commitments and contingent liabilities	-	-

Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of September 30, 2025 and 2024	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of September 30, 2025 and 2024	1,048	1,048
Series C convertible preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 and no shares issued and outstanding as of September 30, 2025 and 2024, respectively	1	-
Series D preferred stock, $0.001 par value, 60,000,000 shares authorized; 390,250 and no shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	390	-

Common stock, $0.001 par value, 880,000,000 shares authorized; 147,121,825 and 123,046,825 shares issued and outstanding as of September 30, 2025 and 2024, respectively	147,121	123,046
Additional paid-in capital	21,063,998	19,163,039
Accumulated deficit	(23,649,327)	(20,547,426)

Total Stockholders’ Deficit	(2,436,769)	(1,260,293)

Total Liabilities and Stockholders’ Deficit	$409,218	$493,805

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2025	2024

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	1,416,695	943,691
Professional fees	1,584,713	883,336

Total operating expenses	3,001,408	1,827,027

Operating loss	(3,001,408)	(1,827,027)

Other income (expense):
Interest expense	(106,143)	(201,769)
Other income (expense)	(20,003)	13,896
Recovery of previously written off receivables	58,000	66,000
Loss on extinguishment of debt	(32,347)	(956,494)
Gain on sale of subsidiary assets	-	1,548,998
Total other income (expense)	(100,493)	470,631

Net loss from continuing operations before income taxes	(3,101,901)	(1,356,396)
Income tax expense	-	(14,189)
Net loss from continuing operations	(3,101,901)	(1,370,585)
Net income from discontinued operations	-	585,156
Net income (loss)	(3,101,901)	(785,429)

Net loss per share from continuing operations - basic and fully diluted	$(0.02)	$(0.01)
Net income per share from discontinued operations - basic and fully diluted	$-	$0.01
Net loss per share basic and fully diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	135,145,866	101,348,643

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	333,600	$333,600	1,047,942	$1,048	-	-	-	$-	87,096,820	$87,097	$17,468,746	$(19,761,977)	$(2,205,106)

Common stock issued for Conversion of notes payable	-	-	-	-	-	-	-	-	4,000,000	4,000	36,000	-	40,000

Common stock issued for compensation	-	-	-	-	-	-	-	-	31,950,005	31,949	701,799	-	733,748

Forgiveness of accrued director compensation	-	-	-	-	-	-	-	-	-	-	956,494		956,494

Net Income	-	-	-	-	-	-	-	-	-	-	-	(785,429)	(785,429)

Balance, September 30, 2024	333,600	333,600	1,047,942	1,048	-	-	-	-	123,046,825	123,046	19,163,039	(20,547,426)	(1,260,293)

Series D preferred shares issued for cash proceeds net of offering costs	-	-	-	-		-	390,250	390	-	-	74,775	-	75,165

Stock-based compensation	-	-	-	-	-	-	-	-	24,075,000	24,075	857,729	-	881,804

Issuance of Series C preferred shares	-	-	-	-	1,000	1	-	-	-	-	968,455	-	968,456

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,101,901)	(3,101,901)

Balance, September 30, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	390,250	$390	147,121,825	$147,121	$21,063,998	$(23,649,327)	$(2,436,769)

The accompanying notes are an integral part of these consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(3,101,901)	$(1,370,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,818	1,046
Gain on sale of subsidiary assets	-	(1,548,998)
Stock-based compensation	1,850,160	733,748
Amortization of debt discounts	2,132	43,050
Amortization of right-of-use asset	30,826	17,569
Loss on debt extinguishment	32,347	956,494
Decrease (increase) in assets:
Other current assets	262,464	(60,454)
Increase (decrease) in liabilities:
Accounts payable	368,769	(30,321)
Accrued expenses	96,299	(136,224)
Accrued expenses – related parties	104,539	13,533
Lease liability	(36,428)	(11,309)
Net cash (used in) operating activities from continuing operations	(379,975)	(1,392,451)
Net cash provided by operating activities from discontinued operations	-	358,576
Net cash provided by (used in) operating activities	(379,975)	(1,033,875)

Cash flows from investing activities
Purchase of fixed assets	(32,966)	(27,655)
Proceeds from sale of subsidiary net assets	-	2,173,439
Net cash (used) in investing activities from continuing operations	(32,966)	2,145,784
Net cash (used) in investing activities from discontinued operations	-	-
Net cash (used) in investing activities	(32,966)	2,145,784

Cash flows from financing activities
Repayments of notes payable	-	(595,965)
Proceeds from notes payable	197,240	-
Repayments on convertible notes	-	(650,000)
Proceeds from convertible notes	193,000	-
Payments of deferred offering costs	(106,743)	(30,000)
Proceeds from sales of Series D Preferred shares	76,296	-
Proceeds from sales of Series C Preferred shares	100	-
Net cash provided by (used in) financing activities	359,893	(1,275,965)
Net cash used in financing activities from discontinued operations	-	(15,784)
Net cash provided by (used in) financing activities	359,893	(1,291,749)

Net increase (decrease) in cash	(53,048)	(179,840)
Cash - beginning	91,166	271,006
Cash - ending	$38,118	$91,166

Supplemental disclosures:
Interest paid	$-	$266,533
Income taxes paid	-	-

Non-cash investing and financing activities:
Addition of accounts payable and accrued interest into note payable	$116,556	$30,965
Deferred offering costs accrued and unpaid	$120,241	$-
Amortization of deferred offering costs	$1,131	$-
Initial right-of-use asset valuation	$-	$74,575
Common stock issued for conversion of note payable	$-	$40,000

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2025:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Hypha Labs, Inc. (1)	Nevada	Parent
Hypha Products, Inc.	Nevada	Subsidiary
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc. (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Hypha Labs, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has not yet commenced significant operations.
(3)	Formed during the first fiscal quarter of 2019, but has not yet commenced significant operations.
(4)	Acquired on March 11, 2020.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company and subsidiaries will be collectively referred to herein as the “Company” or “Hypha Labs”. The Company’s headquarters are located in Las Vegas, Nevada and substantially all of its customers were within the United States.

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses, notes payable and convertible notes payable are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company has no assets or liabilities that are required to be remeasured at fair value at each reporting period.

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

Notes receivable are periodically evaluated for collectability based on past credit history with note holders and their current financial condition. The Company had an allowance for credit losses of $620,000 as of September 30, 2025 and 2024.

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

During the year ended September 30, 2025, the Company had no revenue and during the year ended September 30, 2024, all revenues are classified as part of Net income from discontinued operations in the accompanying consolidated statement of operations.

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

Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets as of September 30, 2025 and 2024. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations as net income from discontinued operations for the years ended September 30, 2025 and 2024. The cash flows of the discontinued operations are reflected as cash flows of discontinued operations within the Company’s Consolidated Statements of Cash Flows for the years ended September 30, 2025 and 2024.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, results of operations, and cash flows of Digipath Labs. The discontinued operations exclude general corporate allocations.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $37,993 and $22,205 for the years ended September 30, 2025 and 2024, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended September 30, 2025 and 2024, potential dilutive securities of 112,058,166 and 104,490,131 shares issuable upon conversion of convertible notes payable, respectively, and 9,920,000 and 8,120,000 shares issuable upon exercise of options, 17,387,050 and 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Preferred A and Preferred B shares, and 390,250 and 0 shares issuable upon conversion of Preferred D shares had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $23,649,327, and as of September 30, 2025, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – Related Party Transactions

During the years ended September 30, 2025 and 2024 the Company incurred compensation expense of $120,000 and $60,000 for services provided by its CFO. As of September 30, 2025, $80,000 was owed to the CFO for services provided.

During the years ended September 30, 2025 and 2024 the Company incurred fees of $20,000 and $24,000 for services provided by its directors. As of September 30, 2025, the Company has accrued a total of $27,500 in fees for services provided by its directors.

As of September 30, 2025, the Company has accrued a total of $22,962 in reimbursable expenses owed to the officers and directors.

During the year ended September 30, 2025, the Company granted 3,000,000 shares of its common stock to the directors as compensation for services performed with a fair value of $90,000. During the year ended September 30, 2024, the Company granted 6,000,000 shares of its common stock to the directors as compensation for services performed with a fair value of $112,200.

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

On December 8, 2022, the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a Note Receivable (“Invictus Note”) in the amount of $625,000. The Invictus Note has a maturity date of December 31, 2023, accrues interest at a rate of 10% per annum, and provides for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. The Company has recorded a full allowance against the Invictus Note as collectability cannot be assured as of the date of this filing. As of June 30, 2023 the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. On January 3, 2024, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025 with the final payment of $216,780 due on December 31, 2025. As of the date of this filing, the Company has received $124,000 of payments from Invictus. In the event the Company receives no further payments from Invictus, the Company will work to repossess the equipment as allowed under the agreement.

Note 5 – Fixed Assets

Fixed assets consist of the following at September 30, 2025 and 2024:

	As of
	September 30,	September 30,
	2025	2024
Lab equipment	$74,371	$27,655
Less: accumulated depreciation	(11,864)	(1,046)
Total	$62,507	$26,609

Note 6 –Notes Payable

Notes payable consists of the following at September 30, 2025 and 2024, respectively:

	September 30, 2025	September 30, 2024

On October 15, 2024, the Company entered into a secured credit facility with a third party (the “2024 Secured Credit Facility”). Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of the date of this filing, the Company has borrowed $89,600 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400. On August 18, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2027 in exchange for a deferred payment of $2,607.	$89,600	$-

On January 25, 2025, the Company entered into a 12% secured credit facility for up to $200,000 payable on the earlier of December 31, 2025 or the date the Company receives sufficient funds from the Invictus Note describe in Note 5 above. During the year ended September 30, 2025, the lender paid for certain services and equipment on behalf of the Company for an aggregate of $116,556. In addition, the lender advanced $23,000 of cash directly to the Company.	139,556	-

On September 15, 2025, the Company entered into a promissory note with a principal balance of $113,850 which has maturity date of July 15, 2026. The note carries an original issue discount of $14,850 and the lender retained $14,360 for legal and other fees for net proceeds to the Company of $84,640. In addition, the note carries an upfront interest charge of 12%, or $11,385, which was added to the principal balance upon closing. The aggregate discount of $40,595 is being amortized over the life of the loan. The note is to be repaid with an initial payment of March 15, 2026 of $62,617 and equal monthly payments thereafter of $15,654 though July 15, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days.	125,235	-

Total notes payable	354,391	-
Less: discounts on notes payable	(38,713)
Notes payable, net of discounts	315,678
Less: current maturities	(315,678)	-
Notes payable	$-	$-

During the year ended September 30, 2025, the Company recorded debt discounts in the aggregate of $40,595 related to the finance charges added to principal balance on the creation of the new note. The Company recorded debt amortization expense attributed to the debt discount in the amounts of $1,882 and $0, during the years ended September 30, 2025 and 2024, respectively. Unamortized discount as of September 30, 2025 is $38,713.

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $10,981 and $36,614 during the years ended September 30, 2025 and 2024, respectively.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at September 30, 2025 and 2024, respectively:

	September 30,	September 30,
	2025	2024

(1) On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $1,500 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	$51,500	$50,000

(2) On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $9,299 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	366,134	355,469

(3) On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,664 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	319,300	350,000

4) On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matured on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255.30. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,883 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	373,648	362,765

(5) On June 5, 2025, the Company received proceeds of $133,000 on a senior secured convertible note that carries an 8% interest rate, which matures on May 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	133,000	-

(6) On July 31, 2025, the Company received proceeds of $60,000 on a senior secured convertible note that carries an 8% interest rate and an original issue discount of $3,000, which matures on March 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	63,000	-

Total convertible notes payable	1,306,582	1,078,235
Less: unamortized debt discounts	(2,750)	-
	1,303,832	1,078,235
Less: current maturities	(1,303,832)	(1,078,235)
Convertible notes payable	$-	$-

During the year ended September 30, 2025, the Company recorded debt discounts in the aggregate of $3,000 related to the finance charges added to principal balance on the creation of the new note. As a result of the extension of the prior notes which matured on July 31, 2025 the Company recorded a loss on debt extinguishment of $32,347. The Company recorded debt amortization expense attributed to the debt discount in the amounts of $2,132 and $43,050, during the years ended September 30, 2025 and 2024, respectively. Unamortized discount as of September 30, 2025 is $2,750.

All of the convertible notes limit the maximum number of shares that can be owned by each note holder as a result of the conversions to common stock to 4.99% of the Company’s issued and outstanding shares except the note to the related party.

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $93,030 and $89,603 for the years ended September 30, 2025 and 2024, respectively.

The Company recognized interest expense for the years ended September 30, 2025 and 2024, respectively, as follows:

	September 30, 2025	September 30, 2024

Interest on notes payable	$10,981	$36,614
Amortization of debt discounts	2,132	43,050
Interest on convertible notes	93,030	89,603
Total interest expense	$106,143	$169,267

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), and 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”), with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of September 30, 2025, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, 1,000 shares of Series C Preferred issued and outstanding, and 390,250 shares of Series D Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock and each share of Series B Preferred is currently convertible into twenty-five shares of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at September 30, 2025 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the year ended September 30, 2025, the Company sold 390,250 shares of Series D Preferred shares and 390,250 warrants to purchase shares of common stock for net proceeds of $75,906. In addition, the Company amortized $1,131 of deferred offering costs against the proceeds during the year ended September 30, 2025.

Common Stock

The common stock has a par value of $0.001, and 880,000,000 shares are authorized, of which 147,121,825 shares were issued and outstanding as of September 30, 2025.

Common Stock Transactions for the Year Ended September 30, 2025

During the year ended September 30, 2025, the Company issued 21,075,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $669,563.

During the year ended September 30, 2025, the Company issued an aggregate of 3,000,000 shares of common stock to the Board of Directors in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $90,000.

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

Note 9 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a Stated Value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at September 30, 2025 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

During the year ended September 30, 2025, the Company issued 6,000,000 options to an outside consultant with the following terms; (i) 2,000,000 options will have an exercise price of $0.03 and will vest after two months from the date of issuance, (ii) 2,000,000 options will have an exercise price of $0.10 and will vest after four months from the date of issuance, and (iii) 2,000,000 options will have an exercise price of $0.10 and vest after six months from the date of issuance. All 6,000,000 options have a term of one year from the date of issuance. These options were not issued pursuant to any stock incentive plan.

Amortization of Stock-Based Compensation

A total of $122,241 and $1,153 of stock-based compensation expense was recognized during the years ended September 30, 2025 and 2024, respectively, as a result of the vesting of common stock options issued. As of September 30, 2025, a total of $16,731 of unamortized expense which is expected to be recognized over the weighted-average vesting period of 0.25 years.

The following is a summary of information about the stock options outstanding at September 30, 2025.

Shares Underlying				Shares Underlying
Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0056 – $0.13	13,920,000	2.08 years	$0.062	9,920,000	$0.047

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30,	September 30,
	2025	2024

Average risk-free interest rates	4.33%	-%
Average expected life (in years)	1	-
Volatility	187.28%	-%

The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s common stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its common stock options. During the years ended September 30, 2025 and 2024, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The following is a summary of activity of outstanding common stock options:

	Number	Weighted Average
	of Shares	Exercise Price
Balance, September 30, 2023	8,120,000	$0.052
Options issued	-	-
Options repurchased/expired	-	-

Balance, September 30, 2024	8,120,000	$0.052
Options issued	6,000,000	0.077
Options forfeited	(200,000)	0.10

Balance, September 30, 2025	13,920,000	$0.062

Exercisable, September 30, 2025	9,920,000	$0.047

As of September 30, 2025, these options in the aggregate had $36,120 of intrinsic value as the per share market price of $0.023 of the Company’s common stock as of such date was greater than the weighted-average exercise price of some of these options.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 17,777,300 shares of common stock were outstanding as of September 30, 2025.

There were no issuances of common stock warrants during the year ended September 30, 2024.

During the year ended September 30, 2025, the Company issued 2,000,000 warrants to an outside consultant with an exercise price of $0.02, and a term of ten years after the issuance date and which vest immediately. The Company valued the warrants at $59,799.

The following is a summary of information about our warrants to purchase common stock outstanding at September 30, 2025 (including those issued to both investors and service providers).

Shares Underlying				Shares Underlying
Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074-0.30	17,777,300	6.75 years	$0.023	17,387,050	$0.016

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants under the fixed option plan:

The following is a summary of activity of outstanding common stock warrants:

	Number	Weighted Average
	of Shares	Exercise Price
Balance, September 30, 2023	15,387,050	$0.10
Warrants granted	-	-
Warrants expired	-	-

Balance, September 30, 2024	15,387,050	$0.016
Warrants granted	2,390,250	0.066
Warrants expired	-	-

Balance, September 30, 2025	17,777,300	$0.023

Exercisable, September 30, 2025	17,387,050	$0.016

As of September 30, 2025, these warrants in the aggregate had $219,461 of intrinsic value as the per share market price of $0.023 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

Note 12 – Leases

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

The components of lease expense were as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024

Operating lease cost	$40,472	$20,236
Total net lease cost	$40,472	$20,236

Supplemental balance sheet information related to leases was as follows:

	September 30,	September 30,
	2025	2024
Operating leases:
Operating lease assets	$26,180	$57,006

Current portion of operating lease liabilities	26,838	$36,428
Noncurrent operating lease liabilities	-	26,838
Total operating lease liabilities	$26,838	$63,266

Weighted average remaining lease term:
Operating leases	.67 years	-

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Year Ended	Year Ended
	September 30,	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$36,428	$11,309
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$74,575
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of September 30, 2025:

Fiscal Year Ending	Minimum Lease
September 30,	Commitments
2026	27,639
2027	-
2028	-
2029	-
Total future undiscounted lease payments	27,639
Less interest	(801)
Present value of lease payments	26,838
Less current portion	(26,838)
Long-term operating lease liabilities	$-

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

On February 20, 2024, we completed the sale of the net assets of our subsidiary Digipath Labs to Buyer. On June 24, 2024, the Company and the Buyer settled the final amount owed on the working capital adjustment for an additional payment of $42,835. As a result of the closing, the Company recognized a gain on the sale of the assets in the amount of $1,581,981 which includes the excess value of the Purchase Price above the net assets as well as the working capital adjustment. On November 27, 2024, the Company entered into an amendment to the Asset Purchase Agreement with Buyer. Pursuant to the amendment, the Company and Buyer agreed to an early release of the escrow deposit, whereby the escrow deposit was reduced to $200,000 and released immediately to the Company. The Company received the escrow deposit amount on December 3, 2024. The settlement is recorded in other expenses in the accompanying statement of operations

The statements of operations of Digipath Labs combined are summarized below:

	For the Years Ended
	September 30,
	2025	2024

Revenues	$-	$1,635,299
Cost of sales	-	650,524
Gross profit	-	984,775

Operating expenses:
General and administrative	-	393,168
Professional fees	-	4,750
Total operating expenses	-	397,918

Operating income(loss)	-	586,857

Other income (expense):
Other income	-	-
Interest expense	-	(1,701)
Total other income (expense)	-	(1,701

Net income (loss)	$-	$585,156

Note 15 - Income Tax

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

At September 30, 2025, the Company had approximately $14,300,000 of Federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2032.

The effective income tax rate for the years ended September 30, 2025 and 2024 consisted of the following:

	September 30,
	2025	2024
Federal statutory income tax rate	(21)%	21%
State income taxes	-%	-%
Other	6%	(2)%
Change in valuation allowance	15%	(18)%
Net effective income tax rate	0%	1%

The components of the Company’s deferred tax asset are as follows:

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$3,003,100	$2,903,300

Net deferred tax assets before valuation allowance	$3,003,100	$2,903,300
Less: Valuation allowance	(3,003,100)	(2,903,300)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2025 and 2024, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 16 – Subsequent Events

On October 6, 2025, the Company issued 400,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $10,400.

On November 10, 2025, the Company issued 3,000,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $69,000.

On November 14, 2025, the Company issued 3,000,000 shares of common stock to outside consultants in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $73,200.

On November 14, 2025, the Company issued an aggregate of 2,000,000 shares of common stock to its sole officer in exchange for services performed. The shares were valued at the closing price on the date of issuance for an aggregate value of $48,800.

Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On December 5, 2025, the Company entered into a promissory note with a principal balance of $94,300 which has a maturity date of September 30, 2026. The note carries an original issue discount of $12,300 and the lender retained $13,000 for legal and other fees for net proceeds to the Company of $69,000. In addition, the note carries an upfront interest charge of 12%, or $11,316, which was added to the principal balance upon closing. The note is to be repaid with an initial payment on May 30, 2026 of $52,808 and equal monthly payments thereafter of $13,202 through September 30, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of the Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework).

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

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Officers.
-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Officers and the work is not reviewed by anyone.
-	Lack of an independent Board of Directors, nor do we have a board member designated as an independent financial expert to the Company. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

During the year ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
A. Stone Douglass	78	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Dennis Hartmann	70	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

A. Stone Douglass was appointed a director of the Company on July 1, 2021, as our Chief Financial Officer on August 16, 2021, as Chairman of the Board of Directors on October 21, 2021 and as President and Chief Executive Officer on February 29, 2024. Mr. Douglass has been: the Chief Executive Officer of GeoSolar Technologies, Inc., a company planning to install natural energy systems, since December 2020; the Chief Financial Officer of David Kind, Inc., a Venice, California based online eyewear brand, since June 2013; the Chairman and Chief Executive Officer of Sealand Natural Resources, Inc., a manufacturer and purveyor of Sealand Birk birch water and other alternative beverages, since March 2016; the Chief Financial Officer of P5 Systems, Inc., a San Diego based technology platform known as the Craig’s List of cannabis, servicing the legal cannabis value chain, from March 2018 until March 2024; and the principal owner of Ducks Nest Investments Inc, a private investment company, since September 1990. We believe that Mr. Douglass’s financial and business experience qualify him to serve as one of our directors.

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

Director Nominations

As of September 30, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended September 30, 2025 were filed timely.

Code of Ethics and Business Conduct

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended September 30, 2025 and September 30, 2024 to persons serving as our Chief Executive Officer and Chief Financial Officer during our years ended September 30, 2025 and September 30, 2024 (our “Named Executive Officers”), who were our only executive officers during 2024 and 2025, as none of our other officers earned total compensation in excess of $100,000 during our last completed fiscal year.

	Fiscal		Stock		Option	All Other
Name and Financial Position	Year	Salary	Awards		Awards	Compensation	Total

A. Stone Douglass(1)	2025	$120,000	$1,028,356	(2)	$-	$-	$1,148,356
Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary	2024	$60,000	$74,800	(3)	$-	$-	$134,800

Todd Denkin(4)	2025	$-	$-		$-	$-	$-
Former President	2024	$75,221	$-		$-	$-	$75,221

(1)	Mr. Douglass was appointed Chief Financial Officer on August 16, 2021, and President and Chief Executive Officer on February 29, 2024.
(2)	Amount relates to 2,000,000 shares of Common Stock issued to Mr. Douglass on July 23, 2025 in connection with services performed by Mr. Douglass, and for the fair value of the Series C Preferred shares in excess of the cash paid of $968,356.
(3)	Amount relates to 4,000,000 shares of Common Stock issued to Mr. Douglass on February 29, 2024 in connection with his appointment as President and Chief Executive Officer.

(4)	Mr. Denkin was appointed President on July 1, 2021, and resigned as President on February 28, 2024.

Agreements with Named Executive Officers

We have a consulting agreement in place with A. Stone Douglass, in which we have agreed to pay Mr. Douglass $10,000 per month.

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

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended September 30, 2025.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended September 30, 2025.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Dennis Hartmann(1)	$20,000	$60,000	$-	$-	$-	$-	$80,000

(1)	We have agreed to compensate Mr. Hartmann a total of $5,000 in cash per quarter for his service as a director beginning in the quarter ended June 30, 2024.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 15, 2026, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Hypha Labs, Inc., 5940 S. Rainbow Boulevard, Las Vegas, Nevada 89118:

			Series A, B , C and D
	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Dennis Hartmann Director(3)	4,075,000	2.62%	-	-
A. Stone Douglass, Chairman and CFO(4)	10,500,000	6.71%	1,000	100%
Directors and Officers as a Group (2 persons)	14,575,000	9.30%	-	-

Greater than 5% shareholders:
Craig Ellins	8,000,001	5.14%
John Frailey	12,000,001	7.72%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Series A, Series B or Series C Preferred Stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 155,521,825 shares of Common Stock outstanding as of January 15, 2025. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of January 15, 2025, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes options to purchase 250,000 shares of common stock exercisable at $0.10 per share.

(4)	Includes options to purchase 1,000,000 shares of common stock exercisable at $0.06 per share. Includes Mr. Douglass’ ownership of 1,000 shares of Series C Preferred stock as of December 10, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

All audit work was performed by of Fruci & Associates II, PLLC (“Fruci”) for the years ended September 30, 2025 and 2024. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by our auditors. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence and has approved such services.

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

	Years Ended September 30,
	2025	2024
Audit fees - Fruci :(1)	71,000	67,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$71,000	$67,500

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
2.1	Stock Purchase Agreement between the Company, VSSL Enterprises Ltd., Kyle Joseph Remenda, Philippe Olivier Henry, PhD, Audim Ventures Ltd. and Britt Ash Enterprises Ltd., dated March 9, 2020 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 16, 2020)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10 filed with the Securities and Exchange Commission by the Company on July 15, 2011)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10 filed with the Securities and Exchange Commission by the Company on July 15, 2011)
3.3	Certificate of Amendment to Articles of Incorporation dated April 4, 2014 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 10, 2014)
3.4	Certificate of Designations, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock dated April 9, 2014 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 10, 2014)
3.5	Certificate of Amendment to Articles of Incorporation dated May 22, 2015 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 26, 2015)
3.6	Certificate of Amendment to Articles of Incorporation dated May 14, 2019 (incorporated by reference to Exhibit 3.6 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 13, 2019)

3.7	Certificate of Designation of the Series B Preferred Stock of the Company, filed December 29, 2021 (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by the Company on January 6, 2022)
3.8	Certificate of Designation of the Series C Preferred Stock of the Company, filed with the Secretary of State of the State of Nevada on July 20, 2022. (incorporated by reference to Exhibit 3.1 of the Report on 8-K filed with the Securities and Exchange Commission by the Company on July 26, 2022)
3.9	Certificate of Amendment to Articles of Incorporation of the Company, filed with the Secretary of State of the State of Nevada on March 12, 2024 (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 20, 2024)
3.10	Certificate of Amendment to Articles of Incorporation, dated January 15, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 16, 2025)
3.11	Certificate of Designation of the Series D Preferred Stock of the Company, filed with the Secretary of State of the State of Nevada on April 2, 2025 (incorporated by reference to Exhibit 2.11 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 21, 2025)
4.1	Form of 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 21, 2018)
4.2	Form of 8% Senior Secured Convertible Notes due September 23, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 26, 2019)
4.3	9% Secured Convertible Note, between the Company and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
4.4	9% Secured Subordinated Convertible Note, between the Company and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
4.5	9% Secured Subordinated Convertible Note, between the Company and holder, due August 11, 2022 (incorporated by reference to Exhibit 4.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 15, 2020)
4.6	Form of Amendment to 9% Secured Convertible Note, between the Company and holder, due August 10, 2022 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 6, 2021)
4.7	Form of Warrant (incorporated by reference to Exhibit 3.1 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 17, 2025)
4.8	Form of Subscription Agreement (updated) (incorporated by reference to Exhibit 4.1 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 17, 2025)
4.9*	Description of Securities
10.1	2012 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2012)
10.2	the Company Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.3	Form of Stock Option Grant Notice for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.4	Form of Option Agreement for grants under the Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on June 27, 2016)
10.5	Security Agreement, between the Company Digipath Labs, Inc., and collateral agent for the holders of the 8% Senior Secured Convertible Notes due December 31, 2020 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 21, 2018)
10.6	Security Agreement, between the Company Digipath Labs, Inc., and holder of the 8% Secured Convertible Note due September 23, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 26, 2019)
10.7	Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
10.8	Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2020)
10.9

Security Agreement, between the Company, Digipath Labs, Inc., and holder of the 9% Senior Secured Convertible Note due August 11, 2022 (incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on May 15, 2020)

10.10	Paycheck Protection Program Loan Note between Digipath Labs, Inc. and WebBank, holder of the 1% Promissory Note due May 13, 2025 (incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 14, 2020)
10.11	Paycheck Protection Program Loan Note between the Company and Cross River Bank, holder of the 1% Promissory Note due June 22, 2025 (incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on August 14, 2020)
10.12	Separation and Release Agreement between the Company and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on July 6, 2020)
10.13	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (Nordhaven, LLC) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 7, 2020)
10.14	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company October 7, 2020)
10.15	Amended and Restated 8% Secured Convertible Promissory Note, between the Company Digipath Labs, Inc., and Holder (CSW Ventures, LP) of the 8% Secured Convertible Note due August 10, 2022 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company October 7, 2020)
10.16	Separation and Release Agreement between the Company and Kyle Remenda, dated July 1, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on July 6, 2020)
10.17	12% Secured Promissory Note dated September 10, 2021 issued by the Company to US Canna Lab I, LLC (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the Securities and Exchange Commission by the Company on December 29, 2021)
10.18	Asset Purchase Agreement between the Company, Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 2, 2023)
10.19	Management Services Agreement between the Company, Digipath Labs, Inc. and IHE Holdings, LLC, dated April 20, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on May 2, 2023)
10.20	Second Amended and Restated Secured Promissory Noted in the principal amount of $625,000, dated January 3, 2024, made by Invictus Wealth Group, LLC in favor of the Company (incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission by the Company on February 14, 2024)
10.21	Securities Purchase Agreement between the Company and A. Stone Douglass, dated December 10, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 16, 2024)
10.22	Amended and Restated Consulting, Confidentiality and Proprietary Rights Agreement, effective January 1, 2025, by and between the Company and Duck’s Nest Investments, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 24, 2025)
10.23	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 6.23 of the Regulation A Offering Statement on Form 1-A/A filed with the Securities and Exchange Commission by the Company on April 17, 2025)
14.1	Code of Conduct and Business Ethics (incorporated by reference to Exhibit 14.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on January 24, 2025)
21.1	Subsidiaries (incorporated by reference to the list of subsidiaries in Note 1 to the financial statements included in this Annual Report on Form 10-K)
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1**	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document

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

Dated:	January 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ A. Stone Douglass	Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary	January 15, 2026
A. Stone Douglass	(Principal Executive Officer and Principal Financial/Accounting Officer)

/s/ Dennis Hartmann	Director	January 15, 2026
Dennis Hartmann

