Form 10-Q
period 2025-12-31
Hypha Labs, Inc.
filed 2026-02-17
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of February 17, 2026 was 162,521,825.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets

Current assets:
Cash	$42,854	$38,118
Note receivable, net	-	-
Prepaids and other current assets	18,180	26,560
Deferred offering costs	253,556	255,853
Total current assets	314,590	320,531

Fixed assets, net	60,484	62,507
Right-of-use asset, net	16,527	26,180
Total non-current assets	77,011	88,687

Total Assets	$391,601	$409,218

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$546,873	$472,551
Accrued expenses	286,706	263,026
Accrued expenses – related party	159,636	130,462
Current maturities of notes payable, net of discounts	310,629	226,078
Lease liabilities - current	16,939	26,838
Total current liabilities	1,320,783	1,118,955

Notes payable, net of current	118,100	89,600
Convertible notes payable, net of current and discounts	1,304,207	1,303,832

Total Liabilities	2,743,090	2,512,387

Commitments and contingent liabilities (Note 13)

Mezzanine Equity
Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of December 31, 2025 and September 30, 2025	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of December 31, 2025 and September 30, 2025	1,048	1,048
Series D preferred stock, $0.001 par value, 60,000,000 shares authorized; 700,313 and 390,250 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	700	390
Series C preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2025 and September 30, 2025	1	1
Common stock, $0.001 par value, 880,000,000 shares authorized; 155,521,825 and 147,121,825 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	155,521	147,121
Additional paid-in capital	21,328,606	21,063,998
Accumulated deficit	(24,170,965)	(23,649,327)

Total Stockholders’ Deficit	(2,685,089)	(2,436,769)

Total Liabilities and Stockholders’ Deficit	$391,601	$409,218

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024

Revenues	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	185,876	1,055,111
Professional fees	289,144	250,153
Total operating expenses	475,020	1,305,264

Operating loss	(475,020)	(1,305,264)

Other income (expense):
Interest income	-	8,000
Other expense	-	(20,003)
Interest expense	(46,618)	(22,374)
Total other expense, net	(46,618)	(34,377)

Net loss before income taxes	(521,638)	(1,339,641)
Provision for income taxes	-	-
Net loss	$(521,638)	$(1,339,641)

Weighted average number of common shares outstanding – basic	151,713,129	124,617,477
Weighted average number of common shares outstanding – fully diluted	151,713,129	124,617,477

Net loss per share – basic	$(0.00)	$(0.01)
Net loss per share – diluted	$(0.00)	$(0.01)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	390,250	$390	147,121,825	$147,121	$21,063,998	$(23,649,327)	$(2,436,769)

Series D preferred shares issued for cash proceeds net of fees and offering costs	-	-	-	-	-	-	310,063	310	-	-	54,877	-	55,187

Stock-based compensation	-	-	-	-	-	-	-	-	8,400,000	8,400	209,731	-	218,131

Net loss	-	-	-	-	-	-	-	-	-	-	-	(521,638)	(521,638)

Balance, December 31, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	700,313	$700	155,521,825	$155,521	$21,328,606	$(24,170,965)	$(2,685,089)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$19,163,039	$(20,547,426)	$(1,260,293)

Stock-based compensation	-	-	-	-	-	-	3,500,000	3,500	63,500	-	67,000

Issuance of shares of Series C preferred stock	-	-	-	-	1,000	1	-	-	968,455	-	968,456

Net loss	-	-	-	-	-	-	-	-	-	(1,339,641)	(1,339,641)

Balance, December 31, 2024	333,600	$333,600	1,047,942	$1,048	1,000	$1	126,546,825	$126,546	$20,194,994	$(21,887,067)	$(1,564,478)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss from continuing operations	$(521,638)	$(1,339,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	218,131	1,035,356
Amortization of debt discounts	15,926	-
Depreciation expense	2,023	1,412
Amortization of right-of-use asset	9,653	2,994
Loss on settlement	-	(20,003)
Decrease (increase) in assets:
Prepaids and other current assets	8,380	262,907
Increase (decrease) in liabilities:
Accounts payable	74,323	57,550
Accrued expenses	23,679	7,651
Accrued expenses – related parties	29,174	(7,500)
Lease liability	(9,899)	(8,678)
Net cash used in operating activities	(150,248)	(7,952)

Cash flows from investing activities
Purchase of fixed assets	-	(1,731)
Net cash used in investing activities	-	(1,731)

Cash flows from financing activities
Proceeds from notes payable	97,500	20,000
Proceeds from sale of Series C Preferred shares	-	100
Proceeds from sale of Series D Preferred shares and warrants, net of fees	57,484	-
Payment of deferred offering costs	-	(65,000)
Net cash provided by (used in) financing activities	154,984	(44,900)

Net increase (decrease) in cash	4,736	(54,583)
Cash – beginning	38,118	91,166
Cash – ending	$42,854	$36,583

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of deferred offering costs	$2,297	$-

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three Months Ended December 31, 2025 and 2024

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

The unaudited consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. The interim consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2025:

Jurisdiction of
Name of Entity	Incorporation	Relationship
Hypha Labs, Inc.(1)	Nevada	Parent
Hypha Products Inc.	Nevada	Subsidiary
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Hypha Labs, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has no operations.
(3)	Formed during the first fiscal quarter of 2019, but has no operations.
(4)	Acquired on March 11, 2020, but has no operations.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 31, 2025 and 2024, potential dilutive securities of 112,058,166 and 104,490,131 shares issuable upon conversion of convertible notes payable, respectively, and 13,920,000 and 8,120,000 shares issuable upon exercise of options, 17,387,050 and 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Deferred Offering Costs

The Company has capitalized qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its Series D Preferred shares under a qualified offering. Deferred offering costs will be deferred and amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. As of December 31, 2025, $253,556 of deferred offering costs were capitalized related to the offering, which are included in deferred offering cost in the accompanying consolidated balance sheet.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company has adopted this ASU as of October 1, 2025.

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

Note 2 – Going Concern

As shown in the accompanying consolidated financial statements, as of December 31, 2025, the Company had negative working capital of $1,006,193, accumulated recurring losses of $24,170,965, and $42,854 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

During the three months ended December 31, 2025 and 2024 the Company incurred compensation expense of $30,000 for services provided by the sole officer. As of December 31, 2025, $110,000 was owed to the sole officer for services provided. As of December 31, 2025, the Company has accrued a total of $17,136 in reimbursable expenses owed to the sole officer.

During the three months ended December 31, 2025 and 2024, the Company accrued fees of $5,000 for services provided by its directors. As of December 31, 2025, the Company has accrued a total of $32,500 in fees for services provided by its directors.

During the three months ended December 31, 2025, the Company granted 2,000,000 shares of its common stock to the sole officer as compensation for services performed with a fair value of $48,800.

The transactions described above involve compensation and reimbursable expenses provided to members of management. These transactions may not have been conducted on an arms-length basis.

Note 4 – Note Receivable

On various dates between December 28, 2018 and June 13, 2019, we loaned Northwest Analytical Labs, Inc. a total of $95,000. The loans bear interest at an annual rate of 10%, are evidenced by secured demand notes, and are secured by a lien on the borrower’s assets. An allowance for doubtful accounts for the full value of the notes was recorded prior to October 1, 2024, due to the uncertainty of collectability.

On December 8, 2022 (the “Transaction Date”), the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (the “Invictus Note”) in the amount of $625,000. The Invictus Note originally had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025, with the final payment of $216,780 due on December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has received the upfront payment of $275,000 and $124,000 of payments from Invictus under the Invictus Note. In the event the Company receives no further payments from Invictus, the Company may seek to repossess the equipment as allowed under the agreement.

The Company has recorded a full allowance against the Invictus Note, as of the Transaction Date, as collectability was not reasonably assured as of the Transaction Date.

Note 5 – Fixed Assets

Fixed assets consist of the following at December 31, 2025 and September 30, 2025, respectively:

	As of
	December 31,	September 30,
	2025	2025
Lab equipment	$74,371	$74,371
Less: accumulated depreciation	(13,887)	(11,864)
Total	$60,484	$62,507

For the three months ended December 31, 2025 and 2024, the Company recorded depreciation expense of $2,023 and $1,412, respectively.

Note 6 –Notes Payable

Notes payable consists of the following at December 31, 2025 and September 30, 2025, respectively:

	December 31, 2025	September 30, 2025

On October 15, 2024, the Company entered into a secured credit facility with a third party (the “2024 Secured Credit Facility”). Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. As of September 30, 2025, the Company has borrowed $89,600 against the facility. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400. On August 18, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2027 in exchange for a deferred payment of $2,607. During the three months ended December 31, 2025, the Company borrowed an additional $28,500 against the facility.	$118,100	$89,600

On January 25, 2025, the Company entered into a 12% secured credit facility (the “2025 Secured Credit Facility”) for up to $200,000 payable on the earlier of December 31, 2025 or the date the Company receives sufficient funds from the Invictus Note described in Note 5 above. During the year ended September 30, 2025, the lender paid for certain services and equipment on behalf of the Company for an aggregate of $116,556. In addition, the lender advanced $23,000 of cash directly to the Company. Subsequent to December 31, 2025, the note holder agreed to further extend the maturity date of the note to December 31, 2026.	139,556	139,556

On September 15, 2025, the Company entered into a promissory note with a principal balance of $113,850 which has a maturity date of July 15, 2026. The note carries an original issue discount of $14,850 and the lender retained $14,360 for legal and other fees for net proceeds to the Company of $84,640. In addition, the note carries an upfront interest charge of 12%, or $11,385, which was added to the principal balance upon closing. The aggregate discount of $40,595 is being amortized over the life of the loan. The note is to be repaid with an initial payment on March 15, 2026 of $62,617 and equal monthly payments thereafter of $15,654 through July 15, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days.	125,235	125,235

On December 5, 2025, the Company entered into a promissory note with a principal balance of $94,300 which has a maturity date of September 30, 2026. The note carries an original issue discount of $12,300 and the lender retained $13,000 for legal and other fees for net proceeds to the Company of $69,000. In addition, the note carries an upfront interest charge of 12%, or $11,316, which was added to the principal balance upon closing. The aggregate discount of $36,616 is being amortized over the life of the loan. The note is to be repaid with an initial payment on May 30, 2026 of $52,808 and equal monthly payments thereafter of $13,202 through September 30, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days.	105,616	-

Total notes payable	488,507	354,391
Less: discounts on notes payable	(59,778)	(38,713)
Notes payable, net of discounts	428,729	315,678
Less: current maturities	(310,629)	(226,078)
Notes payable, long term	$118,100	$89,600

The Company recorded interest expense pursuant to the stated interest rate and closing costs on the notes payable in the amount of $5,524 and $506 during the three months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and as of the date of this filing, none of the above notes are in default. The secured notes are secured by the assets of the Company.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following at December 31, 2025 and September 30, 2025, respectively:

	December 31,	September 30,
	2025	2025

(1) On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $1,500 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	$51,500	$51,500

(2) On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $9,299 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	366,134	366,134

(3) On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,664 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	319,300	319,300

4) On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matured on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,883 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	373,648	373,648

(5) On June 5, 2025, the Company received proceeds of $133,000 on a senior secured convertible note that carries an 8% interest rate, which matures on May 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	133,000	133,000

(6) On July 31, 2025, the Company received proceeds of $60,000 on a senior secured convertible note that carries an 8% interest rate and an original issue discount of $3,000, which matures on March 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	63,000	63,000

Total convertible notes payable	1,306,582	1,306,582
Less: unamortized debt discounts	(2,375)	(2,750)
	1,304,207	1,303,832
Less: current maturities	-	-
Convertible notes payable, long term	$1,304,207	$1,303,832

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $25,168 and $21,868 for the three months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and as of the date of this filing, none of the above notes are in default. The secured convertible notes are secured by the assets of the Company.

The Company recognized interest expense for the three months ended December 31, 2025 and 2024, respectively, as follows:

	December 31,	December 31,
	2025	2024

Interest on notes payable	$5,524	$506
Amortization of debt discounts	15,926	-
Interest on convertible notes	25,168	21,868
Total interest expense	$46,618	$22,374

Note 8 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”), and 60,000,000 shares have been designated as Series D Preferred Stock (“Series D Preferred”), with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of December 31, 2025, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, 1,000 shares of Series C Preferred issued and outstanding, and 700,313 shares of Series D Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock, each share of Series B Preferred is currently convertible into twenty-five shares of common stock and each share of Series D Preferred is currently convertible into one share of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at December 31, 2025 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Additional terms of the Series C Preferred include the following:

●	The shares of Series C Preferred are not entitled to dividends.

●	Upon the liquidation or dissolution of the Company, the shares of Series C Preferred are entitled to receive, prior to any distribution to the holders of common stock, 100% of the stated value per share of Series C Preferred.

●	The shares of Series C Preferred have no conversion rights.

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

Regulation A Offering

On June 30, 2025, the Securities and Exchange Commission (the “SEC”) declared effective the Company’s offering statement on Form 1-A (the “Offering Statement”) filed pursuant to Tier 2 of Regulation A under the Securities Act of 1933, as amended (the “Securities Act”). On July 1, 2025, the Company commenced a public offering on a “best-efforts” basis of up to a maximum of 50,000,000 units (the “Units”), at a public offering price of $0.20 per Unit. Each Unit consists of (i) one share of our Series D Preferred stock, and (ii) one Common Stock Purchase Warrant (each, a “Warrant”) to purchase one share of our common stock, par value $0.001 per share (the “Common Stock”), for a maximum aggregate offering amount of $10,000,000 (the “Maximum Offering Amount”), plus up to an additional 10,000,000 Bonus Shares (as described in the Offering Statement). The minimum initial investment amount per investor is $1,000 for 5,000 Units. Additionally, investors are required to pay a transaction fee to the Company at the time of subscription to help offset transaction costs equal to 2.0% of the subscription price per Unit, up to a maximum of $100.00 (the “Transaction Fee”), representing a total minimum investment of $1,020.

The Units have no stand-alone rights and are not certificated or issued as stand-alone securities. The Warrants became exercisable on the 180th day following the qualification date of the offering and will remain exercisable for a period of 18 months thereafter. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.30 per share. The shares of Series D Preferred stock and the Warrants comprising each Unit are immediately separable upon issuance and will be issued separately, but must be purchased together as a Unit in the offering.

On November 6, 2025, the Company filed a supplement to the Offering Statement pursuant to Rule 253(g)(2) under the Securities Act to reflect an increase in the public offering price per Unit from $0.20 to $0.21.

During the three months ended December 31, 2025, the Company sold 310,063 shares of Series D Preferred shares and 310,063 warrants to purchase shares of common stock for net proceeds of $57,485 under the Offering Statement. In addition, the Company amortized $2,297 of deferred offering costs against the proceeds during the three months ended December 31, 2025.

Common Stock

The common stock has a par value of $0.001, and 880,000,000 shares were authorized as of December 31, 2025, of which 155,521,825 shares were issued and outstanding as of December 31, 2025.

During the three months ended December 31, 2025, the Company issued 2,000,000 shares of common stock to the sole officer. The shares were valued at the closing price on the date of issuance for an aggregate value of $48,800.

During the three months ended December 31, 2025, the Company issued 6,400,000 shares of common stock to outside consultants. The shares were valued at the closing price on the date of issuance for an aggregate value of $152,600.

Note 9 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at December 31, 2025 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

There were no issuances of common stock options during the three months ended December 31, 2025.

Amortization of Stock-Based Compensation

A total of $16,731 and $0 of stock-based compensation expense was recognized during the three months ended December 31, 2025 and 2024, respectively, as a result of the vesting of common stock options issued in prior periods. As of December 31, 2025 no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at December 31, 2025.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$.0056-0.13	13,920,000	1.83 years	$0.062	13,920,000	$0.062

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2025	13,920,000	$0.062
Options issued	-	-
Options forfeited	-	-

Balance, December 31, 2025	13,920,000	$0.062

Exercisable, December 31, 2025	13,920,000	$0.062

As of December 31, 2025, these options in the aggregate had $108,740 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.04 of the Company’s common stock as of such date was greater than the weighted-average exercise price of some of these options.

Note 11 – Common Stock Warrants

Warrants to purchase a total of 17,974,312 shares of common stock were outstanding as of December 31, 2025.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2025 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.0074 -0.30	18,087,363	6.44 years	$0.026	17,387,050	$0.017

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2025	17,777,300	$0.023
Warrants granted	310,063	0.30
Warrants expired	-	-

Balance, December 31, 2025	18,087,363	$0.028

Exercisable, December 31, 2025	17,387,050	$0.017

As of December 31, 2025, these warrants in the aggregate had $492,718 of intrinsic value as the per share market price of $0.04 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

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

The components of lease expense were as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024

Operating lease cost	$10,118	$10,118
Total net lease cost	$10,118	$10,118

Supplemental balance sheet information related to leases was as follows:

	December 31,	September 30,
	2025	2025
Operating leases:
Operating lease assets	$16,527	$26,180

Current portion of operating lease liabilities	16,939	26,838
Noncurrent operating lease liabilities	-	-
Total operating lease liabilities	$16,939	$26,838

Weighted average remaining lease term:
Operating leases	0.42 years	.67 years

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,899	$8,678
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities on a fiscal year basis, including common area maintenance fees, under non-cancelable operating leases as of December 31, 2025:

Fiscal Year Ending	Minimum Lease
December 31,	Commitments
2026 (9 months)	$17,275
2027	-
2028	-
2029	-
2030	-
Total future undiscounted lease payments	17,275
Less interest	(336)
Present value of lease payments	16,939
Less current portion	16,939
Long-term operating lease liabilities	$-

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

Note 14 – Subsequent Events

Subsequent to December 31, 2025, the Company and the holder of the 2025 Secured Credit Facility agreed to extend the maturity date of such facility from December 31, 2025, to December 31, 2026.

Subsequent to December 31, 2025, the holder of the 8% Senior Secured Convertible Note elected to convert $70,000 of principal under such note into 7,000,000 shares of common stock of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information contained in this Quarterly Report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2025 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Quarterly Report on Form 10-Q. The following should also be read in conjunction with the unaudited financial statements and notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q.

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

Our Hypha Micropearl bioreactor will be sold with replaceable cartridges which are delivered pre-sterilized to the home and ready to be inserted into the device. These cartridges are filled with powerful nutrient formulations which allow for the production of the Micropearls. The QR codes on the cartridges are scanned to the Hypha Labs app and inserted into the device and the Micropearls are produced and fully formed in eight days. After harvesting the Micropearls with a strainer, they are ready to be incorporated into a variety of foods. The cartridges help to minimize the risk of mold or yeast contamination and help improve the success of the at home mushroom growth. We believe that our innovative bioreactor technology will disrupt traditional methods of mushroom production and bring lab-quality nutrient ingredients into the home with convenience and efficiency

We intend to continue the design, development and testing of the Hypha Micropearl bioreactor over the next nine months. Initially, we will produce a limited number of bioreactors at our headquarters for testing purposes, both with mycologists and experts in the functional mushroom industry. Upon completion of the design and successful testing of the Hypha Micropearl bioreactor, we will seek to enter into a manufacturing arrangement outside the United States to manufacture the Hypha Micropearl bioreactor for commercial sale. Our goal is to be in the position to market the Hypha Micropearl bioreactor by the latter part of calendar year 2026, although there can be no assurance we will achieve our goal in this time period, or at all.

Results of Operations for the Three Months Ended December 31, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Increase /
	2025	2024	(Decrease)
Operating expenses:
General and administrative	$185,876	$1,055,111	$(869,235)
Professional fees	289,144	250,153	38,991
Total operating expenses:	475,020	1,305,264	(830,244)

Operating loss	(475,020)	(1,305,264)	830,244

Total other income (expense)	(46,618)	(34,377)	(12,241)

Net income (loss)	$(521,638)	$(1,339,641)	$818,003

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2025 were $185,876, compared to $1,055,111 during the three months ended December 31, 2024, a decrease of $869,235, or 82%. General and administrative expenses included non-cash, stock-based compensation of $48,800 and $968,356 during the three months ended December 31, 2025 and 2024, respectively General and administrative expenses decreased primarily due to the issuance of the Series C Preferred shares to our sole officer with a value in excess of the purchase price of $968,356 during the three months ended December 31, 2024.

Professional Fees

Professional fees for the three months ended December 31, 2025 were $289,144, compared to $250,153 during the three months ended December 31, 2024, an increase of $38,991, or 16%. Professional fees included non-cash, stock-based compensation of $169,331 and $67,000 during the three months ended December 31, 2025 and 2024, respectively. Professional fees increased primarily due to corporate consulting services and legal fees during the current period as we increased our focus on developing our new business.

Other Income (Expense)

Other expense, on a net basis, for the three months ended December 31, 2025 was $46,618, compared to other expense, on a net basis, of $34,377 during the three months ended December 31, 2024, a net increase of $12,241. Other expense consisted of interest expense of $46,618 for the three months ended December 31, 2025 compared to interest expense of $22,374 and loss on the settlement of the escrow deposit of $20,003, offset by interest income of $8,000 for the three months ended December 31, 2024. The increase in interest expense in the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was a result of increased note payable and convertible note payable balances.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2025 and 2024:

	2025	2024
Operating Activities	$(150,248)	$(7,952)
Investing Activities	-	(1,731)
Financing Activities	154,984	(44,900)
Net increase (decrease) in Cash	$4,736	$(54,583)

Net Cash Used in Operating Activities

During the three months ended December 31, 2025, net cash used in operating activities was $150,248, compared to net cash used in operating activities of $7,952 for the same period ended December 31, 2024. The increase in net cash used in operating activities was primarily attributable to our increase in net loss related to the development of our new business, after taking into account the non-cash expense related to the issuance of Series C Preferred shares to the sole officer in the three months ended December 31, 2024.

Net Cash Used in Investing Activities

During the three months ended December 31, 2025, net cash used in investing activities was $0, compared to $1,731 used in investing activities for the same period ended December 31, 2024. The cash used in investing activities for the prior period related to the purchase of fixed assets.

Net Cash Provided by (Used in) Financing Activities

During the three months ended December 31, 2025, net cash provided by financing activities was $154,984, compared to net cash used in financing activities of $44,900 for the same period ended December 31, 2024. Cash provided by financing activities for the three months ended December 31, 2025 related to proceeds from notes payable of $97,500 and net proceeds from the sale of Series D Preferred Shares of $57,484.

Ability to Continue as a Going Concern

As of December 31, 2025, our balance of cash on hand was $42,854, and we had negative working capital of $1,006,193 and an accumulated deficit of $24,170,965 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the Company’s lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company will seek to raise funds to complete the development and testing of its bioreactor over the next 6 to 12 months and to fund the initial launch of commercial sales of its bioreactor device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a Regulation A offering. The Company is also currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in raising the necessary funds to achieve these objectives or that we will be able to continue our business without either a temporary interruption or a permanent cessation if such funds are not available. In addition, additional financing may result in substantial dilution to existing stockholders. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Improvements to nonemployee share-based payment accounting pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the following material weaknesses:

-	Lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by our Chief Executive and Chief Financial Officer.
-	Lack of a formal review process that includes multiple levels of review, as all accounting and financial reporting functions are performed by our Chief Executive and Chief Financial Officer and the work is not reviewed by anyone.
-	Lack of an independent Board of Directors, and lack of a board member designated as an independent financial expert to the Company. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2025, the Company issued 8,400,000 shares of common stock. The shares were valued at the closing price on the date of issuance for an aggregate value of $201,400. Such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated:	February 17, 2026

