Form 10-Q
period 2026-06-30
Hypha Labs, Inc.
filed 2026-08-14
CIK 1502966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2026 was 163,895,977.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets

Current assets:
Cash	$5,110	$38,118
Note receivable, net	-	-
Prepaids and other current assets	10,170	26,560
Deferred offering costs	-	255,853
Total current assets	15,280	320,531

Fixed assets, net	53,047	62,507
Right-of-use asset, net	-	26,180
Total non-current assets	53,047	88,687

Total Assets	$68,327	$409,218

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$621,583	$472,551
Accrued expenses	359,287	263,026
Accrued expenses – related party	224,936	130,462
Current maturities of notes payable, net of discounts	231,889	226,078
Derivative liabilities	154,935	-
Lease liabilities - current	-	26,838
Total current liabilities	1,592,630	1,118,955

Notes payable, net of current	173,100	89,600
Convertible notes payable, net discounts	1,389,957	1,303,832

Total Liabilities	3,155,687	2,512,387

Commitments and contingent liabilities (Note 14)

Mezzanine Equity
Series B convertible preferred stock, $0.001 par value, 1,500,000 shares authorized; 333,600 shares issued and outstanding as of June 30, 2026 and September 30, 2025	333,600	333,600

Stockholders’ Deficit:
Series A convertible preferred stock, $0.001 par value, 6,000,000 shares authorized; 1,047,942 shares issued and outstanding as of June 30, 2026 and September 30, 2025	1,048	1,048
Series D preferred stock, $0.001 par value, 60,000,000 shares authorized; 700,313 and 390,250 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	700	390
Series C preferred stock, $0.001 par value, 1,000 shares authorized; 1,000 shares issued and outstanding as of June 30, 2026 and September 30, 2025	1	1
Common stock, $0.001 par value, 880,000,000 shares authorized; 163,895,977 and 147,121,825 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	163,895	147,121
Additional paid-in capital	21,410,232	21,063,998
Accumulated deficit	(24,996,836)	(23,649,327)

Total Stockholders’ Deficit	(3,420,960)	(2,436,769)

Total Liabilities and Stockholders’ Deficit	$68,327	$409,218

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	66,419	81,683	366,684	1,172,261
Professional fees	29,534	454,344	624,682	1,338,192
Total operating expenses	95,953	536,027	991,366	2,510,453

Operating loss	(95,953)	(536,027)	(991,366)	(2,510,453)

Other income (expense):
Interest expense	(154,509)	(25,996)	(301,848)	(71,030)
Change in fair value of derivative liabilities	(54,295)	-	(54,295)	-
Recovery of previously written off receivables	-	-	-	50,000
Interest income	-	-	-	8,000
Other expense	-	-	-	(20,003)
Total other income (expense), net	(208,804)	(25,996)	(356,143)	(33,033)

Net loss before income taxes	(304,757)	(562,023)	(1,347,509)	(2,543,486)
Provision for income taxes	-	-	-	-
Net loss	$(304,757)	$(562,023)	$(1,347,509)	$(2,543,486)

Weighted average number of common shares outstanding – basic	163,895,977	136,951,495	158,325,184	130,817,429
Weighted average number of common shares outstanding – fully diluted	163,895,977	136,951,495	158,325,184	130,817,429

Net loss per share from continuing operations – basic	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Net loss per share from discontinued operations – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series D Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2025	333,600	$333,600	1,047,942	$1,048	390,250	$390	1,000	$1	147,121,825	$147,121	$21,063,998	$(23,649,327)	$(2,436,769)

Series D preferred shares issued for cash proceeds net of fees and offering costs	-	-	-	-	310,063	310	-	-	-	-	54,877	-	55,187

Stock-based compensation	-	-	-	-	-	-	-	-	8,400,000	8,400	209,731	-	218,131

Net loss	-	-	-	-	-	-	-	-	-	-	-	(521,638)	(521,638)

Balance, December 31, 2025	333,600	333,600	1,047,942	1,048	700,313	700	1,000	1	155,521,825	155,521	21,328,606	(24,170,965)	(2,685,089)

Common shares issued for conversion of notes payable	-	-	-	-	-	-	-	-	8,374,152	8,374	81,626	-	90,000

Net loss	-	-	-	-	-	-	-	-	-	-	-	(521,114)	(521,114)

Balance, March 31, 2026	333,600	333,600	1,047,942	1,048	700,313	700	1,000	1	163,895,977	163,895	21,410,232	(24,692,079)	(3,116,203)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(304,757)	(304,757)

Balance, June 30, 2026	333,600	$333,600	1,047,942	$1,048	700,313	$700	1,000	$1	163,895,977	$163,895	$21,410,232	$(24,996,836)	$(3,420,960)

	Series B Convertible Preferred Stock		Series A Convertible Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	333,600	$333,600	1,047,942	$1,048	-	$-	123,046,825	$123,046	$19,163,039	$(20,547,426)	$(1,260,293)

Stock-based compensation	-	-	-	-	-	-	3,500,000	3,500	63,500	-	67,000

Issuance of shares of Series C preferred stock	-	-	-	-	1,000	1	-	-	968,455	-	968,456

Net loss	-	-	-	-	-	-	-	-	-	(1,339,641)	(1,339,641)

Balance, December 31, 2024	333,600	333,600	1,047,942	1,048	1,000	1	126,546,825	126,546	20,194,994	(21,887,067)	(1,564,478)

Stock-based compensation	-	-	-	-	-	-	10,075,000	10,075	378,988	-	389,063

Net loss	-	-	-	-	-	-	-	-	-	(641,822)	(641,822)

Balance, March 31, 2025	333,600	333,600	1,047,942	1,048	1,000	1	136,621,825	136,621	20,573,982	(22,528,889)	(1,817,237)

Stock-based compensation	-	-	-	-	-	-	8,500,000	8,500	304,559	-	313,059

Net loss	-	-	-	-	-	-	-	-	-	(562,023)	(562,023)

Balance, June 30, 2025	333,600	$333,600	1,047,942	$1,048	1,000	$1	145,121,825	$145,121	$20,878,541	$(23,090,912)	$(2,066,201)

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss from continuing operations	$(1,347,509)	$(2,543,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	218,131	1,737,478
Amortization of debt discounts	63,171	-
Default penalties on notes payable charged to interest expense	39,765	-
Derivative liability charged to interest expense upon note default	100,640	-
Change in fair value of derivative liabilities	54,295	-
Deferred offering costs charged to expense	253,556	-
Depreciation expense	9,460	7,583
Amortization of right-of-use asset	26,180	21,366
Decrease in assets:
Prepaids and other current assets	16,390	248,868
Increase (decrease) in liabilities:
Accounts payable	149,033	399,715
Accrued expenses	96,260	56,307
Accrued expenses – related parties	94,474	33,978
Lease liability	(26,838)	(26,721)
Net cash used in operating activities	(252,992)	(64,912)

Cash flows from investing activities
Purchase of fixed assets	-	(1,730)
Net cash used in investing activities	-	(1,730)

Cash flows from financing activities
Proceeds from sale of Series C Preferred shares	-	100
Proceeds from sale of Series D Preferred shares and warrants, net of fees	57,484	-
Proceeds from convertible notes payable	155,000	130,000
Proceeds from notes payable	152,500	115,600
Repayments on notes payable	(145,000)	-
Payment of deferred offering costs	-	(123,032)
Net cash provided by financing activities	219,984	122,668

Net increase (decrease) in cash	(33,008)	56,026
Cash – beginning	38,118	91,166
Cash – ending	$5,110	$147,192

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Amortization of deferred offering costs	$2,297	$-
Note payable issued for fixed assets and accounts payable	$-	$160,133

See accompanying notes to unaudited consolidated financial statements.

HYPHA LABS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Nine Months Ended June 30, 2026 and 2025

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2026 and September 30, 2025:

Name of Entity	Jurisdiction of Incorporation	Relationship
Hypha Labs, Inc.(1)	Nevada	Parent
Hypha Products Inc.	Nevada	Subsidiary
Digipath Labs, Inc.	Nevada	Subsidiary
Digipath Labs CA, Inc (2)	California	Subsidiary
Digipath Labs S.A.S.(3)	Colombia	Subsidiary
VSSL Enterprises, Ltd.(4)	Canada	Subsidiary

(1)	Holding company, which owns each of the wholly-owned subsidiaries. All subsidiaries shown above are wholly-owned by Hypha Labs, Inc., the parent company.
(2)	Formed during the second fiscal quarter of 2021, but has no operations.
(3)	Formed during the first fiscal quarter of 2019, but has no operations.
(4)	Acquired on March 11, 2020, but has no operations.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended June 30, 2026 and 2025, potential dilutive securities of 105,058,166 and 108,823,464 shares issuable upon conversion of convertible notes payable, respectively, and 7,920,000 and 8,120,000 shares issuable upon exercise of options, 18,087,363 and 15,387,050 shares issuable upon exercise of warrants, and 13,579,710 shares issuable upon conversion of Series A Preferred and Series B Preferred shares, had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

The carrying value of cash, accounts receivable, accounts payables and accrued expenses, notes payable and convertible notes payable are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The fair value of the derivative liabilities approximates their book value as the instruments are short-term in nature and contain market rates of interest. Because there is no ready market or observable transactions, management classifies the derivative liabilities as Level 3.

Derivative Financial Instruments Policy

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification those contracts with the earliest maturity date first.

Deferred Offering Costs

The Company capitalizes qualified legal, accounting and other direct costs related to its efforts to raise capital through the sale of its Series D Preferred shares under a qualified offering. Deferred offering costs will be deferred and amortized ratably upon sales under the offering, and upon completion, they will be reclassified to additional paid-in capital as a reduction of the offering proceeds. If the Company terminates the offering or there is a significant delay, all of the deferred offering costs will be immediately written off to operating expenses. During the three and nine months ended June 30, 2026, the Company planned to terminate the offering and as a result recorded the remaining $253,556 as part of professional fees in the accompanying consolidated statement of operations during the nine months ended June 30, 2026. As of June 30, 2026 and September 30, 2025, $0 and $255,853 of deferred offering costs were capitalized related to the offering, which are included in deferred offering cost in the accompanying consolidated balance sheets.

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

Note 2 – Going Concern

As shown in the accompanying unaudited consolidated financial statements, as of June 30, 2026, the Company had negative working capital of $1,577,350, accumulated recurring losses of $24,996,836, and $5,110 of cash on hand, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Related Party Transactions

During the three and nine months ended June 30, 2026, the Company incurred compensation expense of $30,000 and $90,000 for services provided by the sole officer which are recorded in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2026, $170,000 was owed to the sole officer for services provided. As of June 30, 2026, the Company has accrued a total of $17,436 in reimbursable expenses owed to the sole officer which are included in accrued expenses – related parties on the accompanying consolidated balance sheets.

During the three and nine months ended June 30, 2026, the Company accrued fees of $5,000 and $15,000 for services provided by its directors. As of June 30, 2026, the Company has accrued a total of $42,500 in fees for services provided by its directors which are included in accrued expenses – related parties on the accompanying consolidated balance sheets.

During the nine months ended June 30, 2026, the Company granted 2,000,000 shares of its common stock to the sole officer as compensation for services performed with a fair value of $48,800.

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

On December 8, 2022 (the “Transaction Date”), the Company entered into an Asset Purchase Agreement with Invictus Wealth Group (“Invictus”), whereby the Company agreed to sell certain collateralized equipment to Invictus for a total purchase price of $900,000. The purchase price consisted of an upfront payment of $275,000, and a note receivable (the “Invictus Note”) in the amount of $625,000. The Invictus Note originally had a maturity date of December 31, 2023, accrued interest at a rate of 10% per annum, and provided for principal payments of $100,000 each due on June 30, 2023 and September 30, 2023, with the final payment of $425,000 due on December 31, 2023. As of June 30, 2023, the Company received the full down payment of $275,000. In April 2023, the Invictus Note was amended and restated to extend the maturity date to March 31, 2024, with principal payments of $100,000 each due on September 30, 2023 and December 31, 2023, with the final payment of $425,000 due on March 31, 2024. Subsequent to December 31, 2023, the Company amended the Invictus Note for a second time to extend the maturity date to December 31, 2025, with principal payments of $50,000 each due on June 30, 2024, September 30, 2024 and December 31, 2024, $100,000 due on March 31, 2025 and June 30, 2025, $125,000 due on September 30, 2025, with the final payment of $216,780 due on December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, the Company has received the upfront payment of $275,000 and $124,000 of payments from Invictus under the Invictus Note. In the event the Company receives no further payments from Invictus, the Company may seek to repossess the equipment as allowed under the agreement. See Note 15 subsequent events for further details.

The Company has recorded a full allowance against the Invictus Note.

Note 5 – Fixed Assets

Fixed assets consist of the following at June 30, 2026 and September 30, 2025, respectively:

	As of
	June 30,	September 30,
	2026	2025
Lab equipment	$74,371	$74,371
Less: accumulated depreciation	(21,324)	(11,864)
Total	$53,047	$62,507

For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $3,718 and $4,336, respectively. For the nine months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $9,460 and $7,583, respectively.

Note 6 –Notes Payable

Notes payable consists of the following at June 30, 2026 and September 30, 2025, respectively:

	June 30, 2026	September 30, 2025

On October 15, 2024, the Company entered into a secured credit facility with a third party (the “2024 Secured Credit Facility”). Under the facility, the Company is able to borrow up to $200,000 which will incur interest at a rate of 12%, and is payable upon the earlier of February 28, 2025, or the date which the Company receives the escrow amount from the sale of the assets of Digipath Labs. On February 10, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2025 in exchange for a deferred payment of $400. On August 18, 2025, the facility holder agreed to extend the maturity date of the facility to July 31, 2027 in exchange for a deferred payment of $2,607. During the nine months ended June 30, 2026, the Company borrowed an additional $83,500 against the facility.	$173,100	$89,600

On January 25, 2025, the Company entered into a 12% secured credit facility (the “2025 Secured Credit Facility”) for up to $200,000 payable on the earlier of December 31, 2025 or the date the Company receives sufficient funds from the Invictus Note described in Note 4 above. During the year ended September 30, 2025, the lender paid for certain services and equipment on behalf of the Company for an aggregate of $116,556. In addition, the lender advanced $23,000 of cash directly to the Company. On February 5, 2026, the note holder agreed to further extend the maturity date of the note to December 31, 2026.	139,556	139,556

On September 15, 2025, the Company entered into a promissory note with a principal balance of $113,850 which has a maturity date of July 15, 2026. The note carries an original issue discount of $14,850 and the lender retained $14,360 for legal and other fees for net proceeds to the Company of $84,640. In addition, the note carries an upfront interest charge of 12%, or $11,385, which was added to the principal balance upon closing. The aggregate discount of $40,595 is being amortized over the life of the loan. The note is to be repaid with an initial payment on March 15, 2026 of $62,617 and equal monthly payments thereafter of $15,654 through July 15, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days. On March 15, 2026, the Company failed to make the required payment and the loan went into default. On March 23, 2026 the Company came to an agreement with the lender whereby it agreed to make a payment of $65,000 against the balance, with equal bi-weekly payments of $10,625 to be made thereafter until the balance is paid in full. As a result, the Company recorded a default penalty to interest expense of $44,765. In addition during the default period, the lender converted $20,000 of principal into 1,374,152 shares of common stock. As of June 30, 2026, the Company repaid the remaining balance and has settled the note in full.	-	125,235

On December 5, 2025, the Company entered into a promissory note with a principal balance of $94,300 which has a maturity date of September 30, 2026. The note carries an original issue discount of $12,300 and the lender retained $13,000 for legal and other fees for net proceeds to the Company of $69,000. In addition, the note carries an upfront interest charge of 12%, or $11,316, which was added to the principal balance upon closing. The aggregate discount of $36,616 is being amortized over the life of the loan. The note is to be repaid with an initial payment on May 30, 2026 of $52,808 and equal monthly payments thereafter of $13,202 through September 30, 2026. In the event of default, the note can be converted into shares of the Company’s common stock at a rate of 65% of the lowest trading price of the preceding 10 trading days. The Company did not make the required payments and as a result the note is now in default. As a result of the variable conversion rate, the conversion feature must be separated from the note resulting in derivative liability accounting under ASC 815. The fair value of the derivative on the date of default was recorded as a interest expense. See further discussion under “Note 8. Derivative Liabilities.”	105,616	-

Total notes payable	418,272	354,391
Less: discounts on notes payable	(13,283)	(38,713)
Notes payable, net of discounts	404,989	315,678
Less: current maturities	(231,889)	(226,078)
Notes payable, long term	$173,100	$89,600

The Company recorded interest expense pursuant to the stated interest rates on the notes in the amount of $6,392 and $4,329 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded interest expense pursuant to the stated interest rates on the notes payable in the amount of $17,300 and $6,102 for the nine months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2026 and 2025 the Company recorded debt amortization expense attributed to the debt discount on its notes payable in the amounts of $23,376 and $0, respectively. During the nine months ended June 30, 2026 and 2025 the Company recorded debt amortization expense attributed to the debt discount on its notes payable in the amounts of $62,046 and $0, respectively. Unamortized discount as of June 30, 2026 and December 31, 2025 is $13,283 and $38,713, respectively.

As of June 30, 2026 and as of the date of this filing, none of the above notes are in default, with the exception of the December 5, 225 note as discussed above. The secured notes are secured by the assets of the Company.

Note 7 - Convertible Notes Payable

Convertible notes payable consist of the following at June 30, 2026 and September 30, 2025, respectively:

	June 30,	September 30,
	2026	2025

(1) On February 11, 2020, the Company completed the sale to an accredited investor of a 9% Secured Convertible Promissory Note in the principal amount of $50,000. The Note matures on August 11, 2022, bears interest at a rate of 9% per annum, and was convertible into shares of the Company’s common stock at a conversion price of $0.15 per share. On December 28, 2020, the conversion price was amended to $0.03 per share in exchange for an additional $10,000 of proceeds and the promissory note was increased to $60,000. The Company’s obligations under the Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs, Inc., pursuant to a Security Agreement between the Company, Digipath Labs, Inc. and the investor. On December 29, 2020, the note holder converted $10,000 of principal into 333,334 shares of common stock at a conversion price of $0.03 per share. On August 8, 2022, the note holder agreed to extend the maturity date of the note to February 11, 2024. In exchange for the extension, the Company agreed to issue 650,000 common shares, which were recorded as debt discount, with a relative fair value of $6,989. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $1,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $1,500 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	$51,500	$51,500

(2) On September 23, 2019, the Company received proceeds of $200,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.11 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On February 22, 2021, the noteholder converted $90,000 of principal into 3,000,000 shares of common stock at a conversion price of $0.03 per share. On September 30, 2021, the note was amended to add the outstanding short term notes and accrued interest into the principal balance, making the outstanding balance $355,469, as amended. As a result of the modification, the Company recorded an additional debt discount of $98,188, as a result of the beneficial conversion feature of the additional principal. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,621,105 shares of common stock, with a fair value of $32,166, which was recorded as a debt discount. On January 22, 2024 the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $481,955. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $4,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $9,299 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt. During the nine months ended June 30, 2026, the lender converted $70,000 of principal into 7,000,000 shares of common stock pursuant to the conversion terms.	296,134	366,134

(3) On November 8, 2018, the Company received proceeds of $350,000 on a senior secured convertible note that carries an 8% interest rate, which matured on August 10, 2022, as amended. The principal and interest were convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.14 per share. On September 30, 2020, the maturity date was extended to August 10, 2022 and the conversion price was amended to $0.03 per share. The Company’s obligations under this Note are secured by a lien on the assets of the Company and its wholly-owned subsidiary Digipath Labs. On October 1, 2022, the Company further extended the maturity date to February 11, 2024. In connection with the modification, the Company issued warrants to purchase 4,550,000 shares of common stock, with a fair value of $31,671 which was recorded as a debt discount. On January 29, 2024, the holder converted $40,000 of this note into common shares. On January 22, 2024, the Company further amended the note to extend the maturity date to February 11, 2025 and reduced the conversion price to $0.01. As a result of the modification of the conversion price, the Company recorded a loss on debt extinguishment of $474,539. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,000. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,664 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	319,300	319,300

4) On October 1, 2022, the Company entered into a senior secured convertible note that carries an 8% interest rate, which matured on February 11, 2024. The Note documented the advances made during the year ended September 30, 2022 in the amount of $362,765. The principal and interest on the Note are convertible into common shares at a conversion price of $0.01. In connection with the note, the Company issued warrants to purchase 4,715,945 shares of common stock, with a fair value of $30,102, which was recorded as a debt discount. On January 22, 2024, the note holder agreed to extend the maturity date of the Note to February 11, 2025. On February 10, 2025, the note holder agreed to further extend the maturity date of the note to July 31, 2025 in exchange for a deferred payment of $7,255. On August 18, 2025, the note holder agreed to extend the maturity date of the note to July 31, 2027 in exchange for a deferred payment of $10,883 allocated to this note which was added to the principal balance and recorded as a loss on extinguishment of debt.	373,648	373,648

(5) On June 5, 2025, the Company received proceeds of $133,000 on a senior secured convertible note that carries an 8% interest rate, which matures on May 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	133,000	133,000

(6) On July 31, 2025, the Company received proceeds of $60,000 on a senior secured convertible note that carries an 8% interest rate and an original issue discount of $3,000, which matures on March 31, 2028. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.03 per share.	63,000	63,000

(7) On March 24, 2026, the Company received proceeds of $150,000 on a senior secured convertible note that carries an 8% interest rate, which matures on March 31, 2031. The principal and interest are convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.02 per share. During the nine months ended June 30, 2026, the Company and the lender agreed to modify the conversion price to $0.01 for proceeds of $5,000 which was added to the principal balance.	155,000	-

Total convertible notes payable	1,391,582	1,306,582
Less: unamortized debt discounts	(1,625)	(2,750)
	1,389,957	1,303,832
Less: current maturities	-	-
Convertible notes payable, long term	$1,389,957	$1,303,832

The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $28,727 and $21,667 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded interest expense pursuant to the stated interest rates on the convertible notes in the amount of $80,972 and $64,928 for the nine months ended June 30, 2026 and 2025, respectively.

During the three and nine months ended June 30 2026 the Company recorded debt amortization expense attributed to the debt discount on its convertible notes payable in the amounts of $375 and $1,125, respectively. Unamortized discount as of June 30, 2026 is $1,625.

As of June 30, 2026 and as of the date of this filing, none of the above notes are in default. The secured convertible notes are secured by the assets of the Company.

The Company recognized interest expense for the nine months ended June 30, 2026 and 2025, respectively, as follows:

	June 30,	June 30,
	2026	2025

Interest on notes payable	$17,300	$6,102
Amortization of debt discounts	63,171	-
Interest on convertible notes	80,972	64,928
Derivative liability charged to interest expense upon note default	100,640	-
Default penalties added to principal	39,765	-
Total interest expense	$301,848	$71,030

The following summarizes the Company’s maturities of all debt instruments described above as of June 30, 2026:

Fiscal Year Ending	Future
September 30,	Maturities
2026	$245,172
2027	1,213,682
2028	196,000
2029	-
2030	-
Thereafter	155,000
Total	$1,809,854

Note 8 – Derivative liabilities

Certain of the Company’s convertible notes contain features that create derivative liabilities. The pricing model the Company uses for determining fair value of its derivatives is the black-scholes model. Valuations derived from these models are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income. The derivative components of the note is valued at issuance, at conversion, at restructuring, and at each period end.

Derivative liability activity for the six months ended June 30, 2026, is summarized in the table below:

December 31, 2025	$-
New derivative liability upon default of note	100,640
Change in fair value of derivative liabilities	54,295
June 30, 2026	$154,935

The following assumptions were used for the valuation of the derivative liability associated with this obligation:

	As of
	June 30, 2026
Volatility	159.82%
Dividend yield	0%
Risk-free rate	3.98%
Expected term	1	yr
Stock price	$0.13
Exercise price	$0.006
Number of shares issued upon conversion, exercise, or satisfaction of required conditions as of June 30, 2026	16,502,500

Note 9 – Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 70,000,000 shares of preferred stock with a par value of $0.001 per share, of which 6,000,000 have been designated as Series A Convertible Preferred Stock (“Series A Preferred”), 1,500,000 have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 1,000 shares have been designated as Series C Preferred Stock (“Series C Preferred”), and 60,000,000 shares have been designated as Series D Preferred Stock (“Series D Preferred”), with the remaining 2,499,000 shares available for designation from time to time by the Board as set forth below. As of June 30, 2026, there were 1,047,942 shares of Series A Preferred issued and outstanding, 333,600 shares of Series B Preferred issued and outstanding, 1,000 shares of Series C Preferred issued and outstanding, and 700,313 shares of Series D Preferred issued and outstanding. Our board of directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock. Each share of Series A Preferred is currently convertible into five shares of common stock, each share of Series B Preferred is currently convertible into twenty-five shares of common stock and each share of Series D Preferred is currently convertible into one share of common stock. The Series C Preferred is not convertible into common stock.

Series A Preferred

The conversion price is adjustable in the event of stock splits and other adjustments in the Company’s capitalization, and in the event of certain negative actions undertaken by the Company. At the current conversion price, the 1,047,942 shares of Series A Preferred outstanding at June 30, 2026 are convertible into 5,239,710 shares of the common stock of the Company. No holder is permitted to convert its shares of Series A Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

During the nine months ended June 30, 2026, the Company sold 310,063 shares of Series D Preferred shares and 310,063 warrants to purchase shares of common stock for net proceeds of $57,485 under the Offering Statement. In addition, the Company amortized $2,297 of deferred offering costs against the proceeds during the nine months ended June 30, 2026. As of June 30, 2026, the Company has paused its efforts under the offering and does not expect to raise any additional proceeds. As such the remaining balance of the capitalized offering costs was expensed to professional fees in the nine months ended June 30, 2026.

Common Stock

The common stock has a par value of $0.001, and 880,000,000 shares were authorized as of June 30, 2026, of which 163,895,977 shares were issued and outstanding.

During the nine months ended June 30, 2026, the Company issued 2,000,000 shares of common stock to the sole officer. The shares were valued at the closing price on the date of issuance for an aggregate value of $48,800.

During the nine months ended June 30, 2026, the Company issued 6,400,000 shares of common stock to outside consultants. The shares were valued at the closing price on the date of issuance for an aggregate value of $152,600.

During the nine months ended June 30, 2026, the Company issued 8,374,152 shares common stock upon the conversion of $90,000 of principal on notes payable.

Note 10 – Mezzanine Equity

Series B Preferred

The shares of Series B Preferred were designated on December 29, 2021. Each share of Series B Preferred has a stated value of $1.00 and is currently convertible into common stock at a conversion price equal to $0.04. The conversion price of the Series B Preferred is subject to equitable adjustment in the event of a stock split, stock dividend or similar event with respect to the common stock, and in the event of the issuance of common stock by the Company below the conversion price, subject to customary exceptions. At the current conversion price, the 333,600 shares of Series B Preferred outstanding at June 30, 2026 and December 31, 2025 are convertible into 8,340,000 shares of the common stock of the Company. No holder is permitted to convert its shares of Series B Preferred if such conversion would cause the holder to beneficially own more than 4.99% of the issued and outstanding common stock of the Company immediately after such conversion, unless waived by such holder by providing at least sixty-five days’ notice.

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

Common Stock Option Issuances

There were no issuances of common stock options during the nine months ended June 30, 2026.

Amortization of Stock-Based Compensation

A total of $16,731 and $5,760 of stock-based compensation expense was recognized during the nine months ended June 30, 2026 and 2025, respectively, as a result of the vesting of common stock options issued in prior periods. As of June 30, 2026 no additional amounts of unamortized expense remains to be amortized over the vesting period.

The following is a summary of information about the stock options outstanding at June 30, 2026.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$.0056-0.13	7,920,000	2.37 years	$0.051	7,920,000	$0.051

The following is a summary of activity of outstanding common stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2025	13,920,000	$0.062
Options issued	-	-
Options forfeited	(6,000,000)	(0.08)

Balance, June 30, 2026	7,920,000	$0.051

Exercisable, June 30, 2026	7,920,000	$0.051

As of June 30, 2026, these options in the aggregate had $15,540 of intrinsic value for the outstanding and exercisable options, based on the per share market price of $0.013 of the Company’s common stock as of such date was greater than the weighted-average exercise price of some of these options.

Note 12 – Common Stock Warrants

Warrants to purchase a total of 18,087,363 shares of common stock were outstanding as of June 30, 2026.

The following is a summary of information about our warrants to purchase common stock outstanding at June 30, 2026 (including those issued to both investors and service providers).

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.0074 -0.30	18,087,363	5.96 years	$0.028	17,387,050	$0.017

The following is a summary of activity of outstanding common stock warrants:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Balance, September 30, 2025	17,777,300	$0.023
Warrants granted	310,063	0.30
Warrants expired	-	-

Balance, June 30, 2026	18,087,363	$0.028

Exercisable, June 30, 2026	17,387,050	$0.017

As of June 30, 2026, these warrants in the aggregate had $77,767 of intrinsic value as the per share market price of $0.013 of the Company’s common stock as of such date was greater than the exercise price of certain warrants.

Note 13 – Leases

On May 6, 2024, the Company entered into a lease to lease its operating and office facility under a non-cancelable real property lease agreement that expired on May 31, 2026 and was not renewed by the Company. The real property lease contained provisions requiring payment of property taxes, utilities, insurance, maintenance and other occupancy costs applicable to the leased premise. As the Company’s leases do not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2026	2025

Operating lease cost	$26,981	$30,354
Total net lease cost	$26,981	$30,354

Supplemental balance sheet information related to leases was as follows:

	June 30,	September 30,
	2026	2025
Operating leases:
Operating lease assets	$-	$26,180

Current portion of operating lease liabilities	-	26,838
Noncurrent operating lease liabilities	-	-
Total operating lease liabilities	$-	$26,838

Weighted average remaining lease term:
Operating leases	0 years	.67 years

Weighted average discount rate:
Operating leases	7.9%	7.9%

Supplemental cash flow and other information related to leases was as follows:

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$26,838	$26,721
Financing cash flows used for finance leases	$-	$-

Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$-
Total finance lease liabilities	$-	$-

The Company has no remaining cash flows under non-cancelable operating leases as of June 30, 2026.

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

Note 15 – Subsequent Events

Subsequent to June 30, 2026, the Company received $85,000 in cash proceeds from an agreement with an unrelated third party pursuant to which the Company sold the rights to the Invictus promissory note.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025:

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Increase /
	2026	2025	(Decrease)
Operating expenses:
General and administrative	$66,419	$81,683	$15,264
Professional fees	29,534	454,344	(424,810)
Total operating expenses:	95,953	536,027	(440,074)

Operating loss	(95,953)	(536,027)	440,074

Total other income (expense), net	(208,804)	(25,996)	(182,808)

Net loss	$(304,757)	$(562,023)	$257,266

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $66,419 compared to $81,683 during the three months ended June 30, 2025, a decrease of $15,264, or 19%.

Professional Fees

Professional fees for the three months ended June 30, 2026 were $29,534, compared to $454,344 during the three months ended June 30, 2025, a decrease of $424,810, or 93%. Professional fees included non-cash, stock-based compensation of $0 and $313,059 during the three months ended June 30, 2026 and 2025, respectively. Professional fees decreased primarily due to the decrease in stock based compensation and decreased corporate consulting services and legal fees during the current period as we evaluated development our new business opportunities.

Other Income (Expense)

Other expense, on a net basis, for the three months ended June 30, 2026 was $208,804, compared to other expense, on a net basis, of $25,996 during the three months ended June 30, 2025, a net increase in other expense of $182,808. Other expense consisted of interest expense in both periods which increased in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as a result of increased note payable and convertible note payable balances. In addition, the three months ended June 30, 2026, the Company incurred a loss on the change in fair value of derivative liabilities of $54,295.

Results of Operations for the Nine Months Ended June 30, 2026 and 2025:

The following table summarizes selected items from the statement of operations for the nine months ended June 30, 2026 and 2025.

	Nine Months Ended June 30,		Increase /
	2026	2025	(Decrease)
Operating expenses:
General and administrative	$366,684	$1,172,261	$(805,577)
Professional fees	624,682	1,338,192	(713,510)
Total operating expenses:	991,366	2,510,453	(1,519,087)

Operating loss	(991,366)	(2,510,453)	1,519,087

Total other expense, net	(356,143)	(33,033)	(323,110)

Net loss	$(1,347,509)	$(2,543,486)	$1,195,977

General and Administrative Expenses

General and administrative expenses for the nine months ended June 30, 2026 were $366,684, compared to $1,172,261 during the nine months ended June 30, 2025, a decrease of $805,577, or 69%. General and administrative expenses included non-cash, stock-based compensation of $48,800 and $968,356 during the nine months ended June 30, 2026 and 2025, respectively. General and administrative expenses decreased primarily due to the issuance of the Series C Preferred shares to our sole officer with a value in excess of the purchase price of $968,356 during the prior period which did not occur in the current period, offset increases in general corporate overhead as we evaluated development of our new business opportunities.

Professional Fees

Professional fees for the nine months ended June 30, 2026 were $624,682, compared to $1,338,192 during the six months ended June 30, 2025, a decrease of $713,510, or 53%. Professional fees included non-cash, stock-based compensation of $169,331 and $769,122 during the nine months ended June 30, 2026 and 2025, respectively. Professional fees decreased primarily due to the decrease in stock based compensation and a decrease in corporate consulting services and legal fees during the current period as we evaluated development our new business opportunities, offset by the write off of our deferred offering costs.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended June 30, 2026 was $356,143, compared to other expense, on a net basis of $33,033 during the nine months ended June 30, 2025, a net increase in other expense of $323,110. Other expense consisted of interest expense of $301,848, and loss on the change in fair value of derivative liabilities of $54,295 for the nine months ended June 30, 2026 compared to interest expense of $71,030 and loss on the settlement of the escrow deposit of $20,003, offset by interest income of $8,000 and the recovery of previously written off receivables of $50,000 for the nine months ended June 30, 2025. The increase in interest expense in the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025 was a result of increased note payable and convertible note payable balances.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2026 and 2025:

	2026	2025
Operating Activities	$(252,992)	$(64,912)
Investing Activities	-	(1,730)
Financing Activities	219,984	(122,668)
Net increase (decrease) in Cash	$(33,008)	$56,026

Net Cash Used in Operating Activities

During the nine months ended June 30, 2026, net cash used in operating activities was $252,992, compared to net cash used in operating activities of $64,912 for the same period ended June 30, 2025. The increase in net cash used in operating activities was primarily attributable to our increase in net loss related to the development of our new business, after taking into account the non-cash expense related to the issuance of Series C Preferred shares to the sole officer in the nine months ended June 30, 2025.

Net Cash Used in Investing Activities

During the nine months ended June 30, 2026, net cash used in investing activities was $0, compared to $1,730 used in investing activities for the same period ended June 30, 2025. The cash used in investing activities for the prior period related to the purchase of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended June 30, 2026, net cash provided by financing activities was $219,984, compared to net cash provided by financing activities of $122,668 for the same period ended June 30, 2025. Cash provided by financing activities for the nine months ended June 30, 2026 related to proceeds from notes payable of $152,500, proceeds of $155,000 from convertible notes payable and net proceeds from the sale of Series D Preferred Shares of $57,484, offset by the repayment of $145,000 on notes payable. Cash provided by financing activities for the nine months ended June 30, 2025 related to proceeds from notes payable of $115,600, proceeds from convertible notes payable of $130,000, proceeds from purchase of Series C Preferred Shares of $100, offset by the payment of $123,032 in deferred offering costs.

Ability to Continue as a Going Concern

As of June 30, 2026, our balance of cash on hand was $5,110, and we had negative working capital of $1,577,350 and an accumulated deficit of $24,996,836 resulting from recurring losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Until the agreement to sell the assets of the Company’s lab testing business, management was actively pursuing new customers to increase revenues. In addition, the Company was seeking additional sources of capital to fund short term operations. The Company will seek to raise funds to complete the development and testing of its bioreactor over the next 6 to 12 months and to fund the initial launch of commercial sales of its bioreactor device. The Company intends to raise such funds through either the sale of equity or debt securities, including through a Regulation A offering. The Company is also currently evaluating future investments into potential acquisition targets. There can be no assurance that we will be successful in raising the necessary funds to achieve these objectives or that we will be able to continue our business without either a temporary interruption or a permanent cessation if such funds are not available. In addition, additional financing may result in substantial dilution to existing stockholders. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815. The Company applies the guidance in ASC 815-40-35-12 to determine the order in which each convertible instrument would be evaluated for derivative classification. The Company’s sequencing policy is to evaluate for reclassification those contracts with the earliest maturity date first.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the following material weaknesses:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated:	August 14, 2026

